Form 10QSB
period 2007-12-31
Max Cash Media Inc
filed 2008-02-25
CIK 1423107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 333-148722
______________

MAX CASH MEDIA, INC.
 (Exact name of small business issuer as specified in its charter)
______________

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Brompton Road, Apt. 1X Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

(646) 303-6840
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2008: 6,370,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.                                             Financial Statements

MAX CASH MEDIA, INC.
(A NEVADA CORPORATION)
Great Neck, NY

__________________________

FINANCIAL REPORTS
AT
DECEMBER 31, 2007

__________________________

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2007 (UNAUDITED) AND AS OF SEPTEMBER 30, 2007 (AUDITED).

PAGE	F-2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31 ,2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED).

PAGES	F-5 - F-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	$93,730	$100

Total Current Assets	$93,730	$100

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$-	$10,000
Loan payable - related party	-	1,100
Total Liabilities	-	11,100

Stockholders' Equity(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 5,255,000
issued and outstanding, respectively	6,370	5,255
Additional paid-in capital	136,873	25,838
Less: Stock subscription receivable	-	(25,500)
Deficit accumulated during the development stage	(49,513)	(16,593)

Total Stockholders' Equity/(Deficiency)	93,730	(11,000)

Total Liabilities and Stockholders' Equity/(Deficiency)	$93,730	$100

See accompanying notes to condensed financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

		For the period from
	For the Three	July 9, 2007
	Months Ended	(inception) to
	December 31, 2007	December 31, 2007
Operating Expenses
Professional fees	$32,500	$43,500
General and administrative	664	6,257
Total Operating Expenses	33,164	49,757

Loss from Operations	(33,164)	(49,757)

Other Income
Interest Income	244	244

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(32,920)	(49,513)

Provision for Income Taxes	-	-

NET LOSS	$(32,920)	$(49,513)

Net Loss Per Share - Basic and Diluted	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,286,304

See accompanying notes to condensed financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from July 9, 2007 (Inception) to December 31, 2007
(Unaudited)

						Deficit
						accumulated
	Preferred Stock		Common stock		Additional	during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, for the year ended September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	650	-	-	650

Net loss for the period ended December 30, 2007	-	-	-	-	-	(32,920)	-	(32,920)

Balance, for the period ended December 31, 2007	-	$-	6,370,000	$6,370	$136,873	$(49,513)	$-	$93,730

See accompanying notes to condensed financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Period from July 9, 2007
	December 31 ,2007	(Inception) to December 31, 2007
Cash Flows Used in Operating Activities:
Net Loss	$(32,920)	$(49,513)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	650	6,243
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(10,000)	-
Net Cash Used In Operating Activities	(42,270)	(43,270)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	1,100
Repayment of loan payable - Related party	(1,100)	(1,100)
Proceeds from issuance of common stock	137,000	137,000
Net Cash Provided by Financing Activities	135,900	137,000

Net Increase in Cash	93,630	93,730

Cash at Beginning of Period	100	-

Cash at End of Period	$93,730	$93,730

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2007 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the period ended December 31, 2007 the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

For the period ended December 31, 2007, the Company collected 25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(B) In-Kind Contribution

As of December 31, 2007 a shareholder of the Company contributed services having a fair value of $650 (See Note 4).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593. (See Note 4)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 3	COMMITMENTS

On October 15, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 4	RELATED PARTY TRANSACTIONS

As of December 31, 2007 the shareholder of the Company contributed services having a fair value of $650 (See Note 2(B)).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007.

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $43,270 from inception, and has a net loss since inception of $49,513.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental  regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient  revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.
Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB.

Plan of Operation

We have not begun operations, and we require outside capital to implement our business model.

1.	We believe we can begin to implement our plan to acquire intellectual property.

2.
All functions will be coordinated and managed by the founder of the Company, including marketing, finance and operations. We intend to hire a part-time employee to coordinate marketing efforts and read submissions. The time commitment of the position will depend upon the aggressiveness of our submissions, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

3.
We intend to launch our web site and begin targeted marketing to drive submissions by the end of the second quarter of 2008. We intend to support these marketing efforts through advertising and the development of high-quality printed marketing materials to distribute at writing workshops, film academies and film festivals. We expect the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting software.

4.	Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate submissions and acquire our first properties.

In summary, we should be generating revenues from our acquired property within 180 days of out first product purchase and a maximum of 240 days. If we are unable to market effectively our acquired properties, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated less than two full years of financial information and have not previously demonstrated that we will be able to expand our business through increased investment marketing. We cannot guarantee that the expansion efforts described in this Memorandum will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our acquired properties.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the three months ended December 31, 2007 we had no sales. Net loss for the three months ended December 31, 2007 was $33,164. Expenses were comprised of $32,500 in professional fees and $664 in general and administrative expenses.

As of December 31, 2007 we had $93,730 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $65,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $43,270 from inception, and have a net loss since inception of $49,513.  This raises substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting rinciples generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our  results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

OFF-BALANCE SHEET ARRANGEMENT

None.

Item 3. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of December 31, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending December 31, 2007, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending December 31, 2007.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2007, we completed a Regulation D Rule 506 offering in which we sold 1,370,000 shares of common stock to 44 investors, at a price per share of $0.10 per share for an aggregate offering price of $137,000.

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

	Exhibit No.	Exhibit Title

	31.1	Certification of Noah Levinson, Chief Executive Officer and Chief Financial Officer of Max Cash Media, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Noah Levinson, Chief Executive Officer and Chief Financial Officer of Max Cash Media, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2008

By   /s/ Noah Levinson
Noah Levinson,
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Levinson	President,	February 22, 2008
Noah Levinson	Chief Executive Officer, Chief Financial Officer and Director

/s/ Irv Pyun	Secretary and Director	February 22, 2008
Irv Pyun