Form 10-Q
period 2008-03-31
Max Cash Media Inc
filed 2008-05-13
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MAX CASH MEDIA, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-148722
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

50 Brompton Road, Apt. 1X
Great Neck, NY 11021
 (Address of Principal Executive Offices)
 _______________

(646) 303-6840
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 6,370,000 shares of common stock.

MAX CASH MEDIA, INC.
FORM 10-Q
March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	$40,157	$100
Prepaid Expense	9,167	-

Total Current Assets	$49,324	$100

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$25	$10,000
Loan payable - related party	-	1,100
Total Liabilities	25	11,100

Stockholders' Equity(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 5,255,000
issued and outstanding, respectively	6,370	5,255
Additional paid-in capital	137,523	25,838
Less: Stock subscription receivable	-	(25,500)
Deficit accumulated during the development stage	(94,594)	(16,593)

Total Stockholders' Equity/(Deficiency)	49,299	(11,000)

Total Liabilities and Stockholders' Equity/(Deficiency)	$49,324	$100

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the period from July 9, 200 (inception) to
	March 31, 2008	March 31, 2008	March 31, 2008
Operating Expenses
Professional fees	$43,170	$75,670	$86,670
General and administrative	2,506	3,170	8,763
Total Operating Expenses	45,676	78,840	95,433

Loss from Operations	(45,676)	(78,840)	(95,433)

Other Income
Interest Income	595	839	839

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(45,081)	(78,001)	(94,594)

Provision for Income Taxes	-	-	-

NET LOSS	$(45,081)	$(78,001)	$(94,594)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,370,000	6,327,923

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from July 9, 2007 (Inception) to March 31, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance, July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Net loss for the six months ended March 31, 2008	-	-	-	-	-	(78,001)	-	(78,001)

Balance, March 31, 2008	-	$-	6,370,000	$6,370	$137,523	$(94,594)	$-	$49,299

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Period from July 9, 2007(Inception) to
	March 31, 2008	March 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(78,001)	$(94,594)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	6,893
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,167)	(9,167)
Decrease in accounts payable and accrued expenses	(9,975)	25
Net Cash Used In Operating Activities	(95,843)	(96,843)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	1,100
Repayment of loan payable - Related party	(1,100)	(1,100)
Proceeds from issuance of common stock	137,000	137,000
Net Cash Provided by Financing Activities	135,900	137,000

Net Increase in Cash	40,057	40,157

Cash at Beginning of Period	100	-

Cash at End of Period	$40,157	$40,157

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2008, there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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
AS OF MARCH 31, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 2  STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected 25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

As of March 31, 2008, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the year ended September 30, 2007, the shareholder of the Company contributed services having a fair value of $593. (See Note 4).

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 3  COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 4  RELATED PARTY TRANSACTIONS

As of March 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007.

For the year ended September 30, 2007, the shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 5   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $96,843 from inception, and has a net loss since inception of $94,594.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q.

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

Results of Operations

For the three months ended March 31, 2008, we had no sales. Net loss for the three months ended March 31, 2008 was $45,081. Expenses were comprised of $43,170 in professional fees and $2,506 in general and administrative expenses.

For the six months ended March 31, 2008, we had no sales. Net loss for the six months ended March 31, 2008 was $78,001. Expenses were comprised of $75,670 in professional fees and $3,170 in general and administrative expenses.

As of March 31, 2008, we had $40,157 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $96,843 from inception, and have a net loss since inception of $94,594. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Noah Levinson	President,	May 12, 2008
Noah Levinson	Chief Executive Officer, Chief Financial Officer and Director

/s/ Irv Pyun	Secretary and Director	May 12, 2008
Irv Pyun