Form 10-Q
period 2008-06-30
Max Cash Media Inc
filed 2008-07-22
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 21, 2008: 6,370,000 shares of common stock.

MAX CASH MEDIA, INC.
FORM 10-Q
June 30, 2008

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

SIGNATURE

Item 1. Financial Information

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2007.

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	September 30,
	(Unaudited)	2007

Current Assets
Cash	$4,367	$100
Prepaid Expense	11,667	-

Total Assets	$16,034	$100

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$1,708	$10,000
Loan payable - related party	-	1,100
Total Liabilities	1,708	11,100

Stockholders' Equity(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 5,255,000
issued and outstanding, respectively	6,370	5,255
Additional paid-in capital	138,173	25,838
Less: Stock subscription receivable	-	(25,500)
Deficit accumulated during the development stage	(130,217)	(16,593)

Total Stockholders' Equity/(Deficiency)	14,326	(11,000)

Total Liabilities and Stockholders' Equity/(Deficiency)	$16,034	$100

See accompanying notes to unaudited condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three	For the Nine Months	For the period from July 9, 2007
	Months Ended June 30, 2008	Ended June 30, 2008	(inception) to June 30, 2008
Operating Expenses
Professional fees	$29,871	$105,541	$116,541
General and administrative	5,777	8,948	14,541
Total Operating Expenses	35,648	114,489	131,082

Loss from Operations	(35,648)	(114,489)	(131,082)

Other Income
Interest Income	26	865	865

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,622)	(113,624)	(130,217)

Provision for Income Taxes	-	-	-

NET LOSS	$(35,622)	$(113,624)	$(130,217)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,370,000	6,341,898

See accompanying notes to unaudited condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from July 9, 2007 (Inception) to June 30, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, for the year ended September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

Net loss for the nine months ended June 30, 2008	-	-	-	-	-	(113,624)	-	(113,624)

Balance, for the period ended June 30, 2008	-	$-	6,370,000	$6,370	$138,173	$(130,217)	$-	$14,326

See accompanying notes to unaudited condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine	For the Period from July 9, 2007
	Months Ended June 30, 2008	(Inception) to June 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(113,624)	$(130,217)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,950	7,543
Changes in operating assets and liabilities:
Increase in prepaid expenses	(11,667)	(11,667)
(Decrease)Increase in accounts payable and accrued expenses	(8,292)	1,708
Net Cash Used In Operating Activities	(131,633)	(132,633)
Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	1,100
Repayment of loan payable - Related party	(1,100)	(1,100)
Proceeds from issuance of common stock	137,000	137,000
Net Cash Provided by Financing Activities	135,900	137,000
Net Increase in Cash	4,267	4,367

Cash at Beginning of Period	100	-

Cash at End of Period	$4,367	$4,367

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2008, there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement shall not have a material effect on the Company's financial statements. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected 25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the nine months ended June 30, 2008, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 4).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593. (See Note 4)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 3     COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement will remain in effect unless either party desires to cancel the agreement.   This agreement has been terminated as of July 31, 2007.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties (See Note 6).

NOTE 4     RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2008, the shareholder of the Company contributed services having a fair value of $1,950 (See Note 2(B)).

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
AS OF JUNE 30, 2008
(UNAUDITED)

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 5     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $132,633 from inception, and has a net loss since inception of $130,217.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6     SUBSEQUENT EVENT

Effective July 31, 2007 the Company terminated the consulting agreement to receive administrative and other miscellaneous services.  Additionally, the payment for the month of July has been reduced to $5,000 by mutual agreement of both parties (See Note 3).

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

Results of Operations

For the three months ended June 30, 2008, we had no sales. Net loss for the three months ended June 30, 2008 was $35,622. Expenses were comprised of $29,871 in professional fees and $5,777 in general and administrative expenses.

For the nine months ended June 30, 2008, we had no sales. Net loss for the nine months ended June 30, 2008 was $113,624. Expenses were comprised of $105,541 in professional fees and $8,948 in general and administrative expenses.

As of June 30, 2008, we had $4,367 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $132,633 from inception, and have a net loss since inception of $130,217. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Signature	Title	Date

/s/ Noah Levinson	President,	July 21, 2008
Noah Levinson	Chief Executive Officer, Chief Financial Officer and Director

/s/ Irv Pyun	Secretary and Director	July 21, 2008
Irv Pyun