Form 10-K
period 2008-09-30
Max Cash Media Inc
filed 2008-12-31
CIK 1423107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148722

MAX CASH MEDIA, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Brompton Road, Apt. 1X Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

(646) 303-6840
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Revenues for year ended September 30, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 30, 2008 was: 6,370,000

Transitional Small Business Disclosure Format:
  Yes ☐                                No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in July 2007 in Nevada with the intention of acquiring and marketing intellectual properties within the entertainment industry.  Initially, we intend to introduce our web site as a destination for writers looking to market their intellectual property.  Once in possession of said properties, we will actively market them to various avenues within the entertainment industry.

We are establishing business relationships with talent agencies, film academies, film festivals, and literary magazines.  We will look to form strategic partnerships that will allow us to market our properties.

Properties

We are in preliminary talks to acquire our first property.  We intend for the screenplay “Bring Back the Clowns” to be our first business venture. The story is of a Puerto Rican/Jewish family living in City Island in the Bronx, NY with a crazy matriarchal grandmother and her lovable grandson.  The Latino market is virtually untouched in Hollywood and this film has potential to generate huge revenues.  Actress Salma Hayek recently created a production company to market exactly this kind of project.  An article in the Boston Herald read, “Salma Hayek and Metro-Goldwyn-Mayer Inc. have formed a new production company aiming to create movies that not only feature Latino themes and talent, but also have mass-market appeal.”  Various people in the entertainment industry feel that this is an exciting new concept as well as a great way to tap into unknown talent.

COMPETITION

We plan on soliciting material from everyday people who have a story or an idea that they do not know how to market.  We can capitalize on the “average joe” who has always had an idea and never had an outlet for it.

We expect that the company’s web site will compete with talent agencies, movie studios and literary magazines for intellectual property.  We will not have the marketing dollars or the exposure that they have, but we will have a major advantage over the big players in the industry as they have certain restrictions in place for unsolicited material.  Many companies have the following practices in place:

1	Movie studios generally do not accept unsolicited material for fear of copyright infringement lawsuits. When unsolicited material enters the mailroom it is promptly sent back to its sender.

2	Movie studios generally only look to acquire screenplays and books. This is usually done through literary agencies, talent agencies and publishing companies.

MARKETING

We will look to market itself via its web site and advertising materials.  We will advertise in trade publications, literary magazines, film academy literature, writing workshops, and at film festivals.  We will look to utilize existing mailing and email lists of these organizations to promote the web site and drive submissions.

We believe that through the use of ‘guerilla marketing’ we will be able to keep costs to a minimum and create a buzz in the entertainment community.  As word of mouth spreads, we hope to be inundated with submitted material.

Web Site

We will design an exciting and interactive web site to encourage the submission of material.  The web site will allow individuals to upload their content which will then be emailed to one of our staff readers.

Acquisition Cost for Properties

When a property is acquired, we will receive North American rights and a one- year film option.  We will pay $500 for the submitted product.  This will allow ample time to market the said product.

Promotions

We will conduct marketing in support of the URL which will address two basic goals: to build our brand and to solicit for submissions. Our promotional tactics can be categorized into three areas: advertising, film festival and film academy promotions and public relations.

Advertising

We expect to aggressively advertise in such publications as The Hollywood Reporter, and Daily Variety, which are the two largest trade publications in the entertainment industry.  We will establish strategic partnerships with entertainment web sites to drive traffic to our web site.

Film Festival & Film Academy Promotions

We will sponsor events at film festivals.  We will establish a presence at such film festivals as The Sundance Film Festival and The Tribeca Film Festival, which are two most high profile film festivals in the United States.  We will look to distribute literature through gift bags and giveaways.

The company will sponsor writing competitions at film academies and writing workshops.  This will generate brand awareness and drive submissions to the web site.

Public Relations

In addition to advertising and promotions, we will use traditional public relations to raise awareness of us. Our public relations strategy is designed to build brand awareness with limited cash outlay. We plan to develop a media kit that will contain information about us and our vision. We plan to build brand awareness with paid advertising. We hope to have an on-site presence at film academies and film schools. We plan to seek endorsements from celebrities and established mainstream writers. Also, we will work to establish relations with key entertainment reporters such as Army Archerd and opinion leaders in trade publications.

ITEM 2.  DESCRIPTION OF PROPERTY

Our business office is located at 50 Brompton Road, Apt. 1X, Great Neck, NY, 11021.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been approved to trade on the OTC Bulletin Board system under the symbol “APBS” since February 4, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of December 30, 2008, we had 44 shareholders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of December 29, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-K.

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

3.
We intend to launch our web site and begin targeted marketing to drive submissions by the end of the second quarter of 2009. We intend to support these marketing efforts through advertising and the development of high-quality printed marketing materials to distribute at writing workshops, film academies and film festivals. We expect the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting software.

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

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $150,000. We do not anticipate the purchase  or sale of any signigicant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs base on current planning and business conditions. The exact allocation, purposes and timing of any monies raise in subsequent private financings may vary significantly depending upon the exact amount of funds raised  and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Results of Operations

For the period from inception through September 30, 2008, we had no revenue. Expenses for the period totaled $145,358 resulting in a loss of $144,493. Expenses of $145,358 for the period consisted of $18,850 for general and administrative expenses and $126,508 for professional fees.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.  FINANCIAL STATEMENTS

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF September 30, 2008

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007.

PAGE	F-3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008, FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR YEAR ENDED SEPTEMBER 30, 2008, FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGES	F-6 - F-10	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Max Cash Media, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Cash Media, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, changes in shareholder’s equity (deficiency) and cash flows for the year ended September 30, 2008, the period from July 9, 2007 (inception) through September 30, 2007, and the period from July 9, 2007 (inception) through September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Max Cash Media, Inc. (A Development Stage Company) as of September 30, 2008 and 2007 and the results of its operations and its cash flow for the for the year ended September 30, 2008, the period from July 9, 2007 (inception) through September 30, 2007, and the period from July 9, 2007 (inception) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations, has a net loss since inception of $144,493 and used cash in operations of $133,967 since inception.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 5.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 20, 2008

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30, 2008	September 30, 2007

Current Assets
Cash	$3,033	$100
Prepaid Expense	4,167	-

Total Assets	$7,200	$100

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$6,500	$10,000
Loan payable - related party	-	1,100
Total Liabilities	6,500	11,100

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 5,255,000
issued and outstanding, respectively	6,370	5,255
Additional paid-in capital	138,823	25,838
Less: Stock subscription receivable	-	(25,500)
Deficit accumulated during the development stage	(144,493)	(16,593)

Total Stockholders' Equity/(Deficiency)	700	(11,000)

Total Liabilities and Stockholders' Equity/(Deficiency)	$7,200	$100

See accompanying notes to financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statement of Operations

	For the Year Ended	For the period from July 9, 2007(inception) to	For the period from July 9, 2007(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Operating Expenses
Professional fees	$115,508	$11,000	$126,508
General and administrative	13,257	5,593	18,850
Total Operating Expenses	128,765	16,593	145,358

Loss from Operations	(128,765)	(16,593)	(145,358)

Other Income
Interest Income	865	-	865

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(127,900)	(16,593)	(144,493)

Provision for Income Taxes	-	-	-

NET LOSS	$(127,900)	$(16,593)	$(144,493)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,348,962	5,005,663

See accompanying notes to financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity(Deficiency)
For the period from July 9, 2007 (Inception) to September 30, 2008

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total Stockholder's
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	$-	6,370,000	$6,370	$138,823	$(144,493)	$-	$700

See accompanying notes to financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended	For the Period from July 9, 2007(Inception) to	For the Period from July 9, 2007(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(127,900)	$(16,593)	$(144,493)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	593	3,193
Shares issued to founder for services	-	5,000	5,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,167)	-	(4,167)
(Decrease) Increase in accounts payable and accrued expenses	(3,500)	10,000	6,500
Net Cash Used In Operating Activities	(132,967)	(1,000)	(133,967)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	1,100	1,100
Repayment of loan payable - Related party	(1,100)	-	(1,100)
Proceeds from issuance of common stock	137,000	-	137,000
Net Cash Provided by Financing Activities	135,900	1,100	137,000

Net Increase in Cash	2,933	100	3,033

Cash at Beginning of Year/Period	100	-	-

Cash at End of Year/Period	$3,033	$100	$3,033

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND 2007

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Max Cash Media, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 9, 2007.  Max Cash Media, Inc. will acquire and market intellectual properties in the entertainment industry.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008 and 2007, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2008 and 2007, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND 2007

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $136,300 available to offset future taxable income through 2028.  The valuation allowance at September 30, 2008 was $52,048.  The net change in the valuation allowance for the year ended September 30, 2008 was an increase of $48,308.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND 2007

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
AS OF SEPTEMBER 30, 2008 AND 2007

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

(B) In-Kind Contribution

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the year ended September 30, 2007, the shareholder of the Company contributed services having a fair value of $593. (See Note 4)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 3   COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $7,500 a month. The agreement was to remain in effect unless either party desired to cancel the agreement. This agreement has been terminated as of July 31, 2008. In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND 2007

NOTE 4   RELATED PARTY TRANSACTIONS

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

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

NOTE 5   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $133,967 from inception, and has a net loss since inception of $144,493.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.   CONTROLS AND PROCEDURES

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and two Officers as follows:

Name	Age	Positions and Offices Held
Noah Levinson	35	President, CEO, CFO & Director
Irv Pyun	51	Secretary & Director

Noah Levinson

Noah Levinson is currently the Vice President and Operations Manager for Refinance.com, a privately held mortgage bank in New York.  Previous to the mortgage business, Mr. Levinson worked extensively in the entertainment industry.  His first job out of college was at EMI Records doing dance music promotion.  Mr. Levinson then served as a personal assistant to actor Danny DeVito in Los Angeles, and cultivated many relationships in the field.  After two years in California, Mr. Levinson returned to New York to pursue his passion in public relations.  Following several consulting positions, Mr. Levinson created his own boutique public relations firm, Citiwide Media Inc., and handled events for such clients as New Line Cinema, Sundance Channel, and the Raul Julia Ending Hunger fund.

Irv Pyun

Irv Pyun is Senior Vice President of TriSure Benefits LLC.  He was previously owner and CEO of Benefit Solutions Group, Inc., an employee benefits brokerage/consulting firm in Raleigh.  Irv attended Brown University and has over 27 years of experience evaluating group insurance plans.  He was an officer and manager of the Group Underwriting Department with The Prudential Insurance Company of America and was responsible for underwriting group accounts ranging from 100 to 20,000 employees.  He is familiar with various funding mechanisms for all types of benefit plans whether they are fully insured, partially self-insured, or self-insured.  As an independent brokerage consultant, he has been advising employers on their employee benefit programs for more than 22 years, and served as Chairman of the Select Committee on Health Care for the City of Raleigh.  Irv is also a partner with Vesta Enterprises, LLC, a venture firm specializing in real estate.  Mr. Pyun is also currently involved with the production of two movies and a PBS TV show.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended September 30, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Noah Levinson President, CEO, CFO, & Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Irv Pyun Secretary & Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Noah Levinson	5,000,000	78.13%
50 Brompton Road
Apt. 1X
Great Neck, NY 11021

All Executive Officers
and Directors as a Group
(1 Person)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the period ended September 30, 2007 and the year ended September 30, 2008, we were billed approximately $5,163 and 6,945, respectively for professional services rendered for the audit of our financial statements.

Audit Related Fees

There were no fees for audit related services for the period ended September 30, 2007 and the year ended September 30, 2008.

Tax Fees

For the period ended September 30, 2007 and the year ended September 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period ended September 30, 2007 and the year ended September 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

ITEM 15.  EXHIBITS

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                    Code of Ethics

31.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAX CASH MEDIA, INC.

By:	/s/Noah Levinson
President Chief Executive Officer, Chief Financial Officer, and Director

Dated	December 30, 2008

By:	/s/Irv Pyun
Secretary and Director

Dated	December 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Noah Levinson	President, Chief Executive Officer	December 30, 2008
Noah Levinson	Chief Financial Officer, and Director

/s/ Irv Pyun	Secretary and Director	December 30, 2008
Irv Pyun