Form 10-Q
period 2008-12-31
Max Cash Media Inc
filed 2009-01-26
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 26, 2009: 6,370,000 shares of common stock.

MAX CASH MEDIA, INC.
FORM 10-Q
December 31, 2008

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

SIGNATURE

Item 1. Financial Information

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGES	F-5 - F-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	September 30,
	2008	2008
	(Unaudited)

Current Assets
Cash	$518	$3,033
Prepaid Expense	1,667	4,167

Total Assets	$2,185	$7,200

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$7,214	$6,500
Total Liabilities	7,214	6,500

Commitments and Contingencies

Stockholders' Equity /(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000
issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	144,473	138,823
Deficit accumulated during the development stage	(155,872)	(144,493)
Total Stockholders' Equity/(Deficiency)	(5,029)	700

Total Liabilities and Stockholders' Equity/(Deficiency)	$2,185	$7,200

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the period from July 9, 2007(inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Operating Expenses
Professional fees	$7,320	$32,500	$133,828
General and administrative	4,059	664	22,909
Total Operating Expenses	11,379	33,164	156,737

Loss from Operations	(11,379)	(33,164)	(156,737)

Other Income
Interest Income	-	244	865

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,379)	(32,920)	(155,872)

Provision for Income Taxes	-	-	-

NET LOSS	$(11,379)	$(32,920)	$(155,872)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,370,000	6,286,304

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to December 31, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total Stockholder's
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	650	-	-	650

Forgiveness of a third party account payable					5,000			5,000

Net loss for the period ended December 31, 2008	-	-	-	-	-	(11,379)	-	(11,379)

Balance, December 31, 2008	-	$-	6,370,000	$6,370	$144,473	$(155,872)	$-	$(5,029)

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from July 9, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(11,379)	$(32,920)	$(155,872)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	650	650	3,843
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	2,500	-	(1,667)
(Decrease) Increase in accounts payable and accrued expenses	5,714	(10,000)	12,214
Net Cash Used In Operating Activities	(2,515)	(42,270)	(136,482)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	(1,100)	(1,100)
Proceeds from issuance of common stock	-	137,000	137,000
Net Cash Provided by Financing Activities	-	135,900	137,000

Net Increase/(Decrease) in Cash	(2,515)	93,630	518

Cash at Beginning of Year/Period	3,033	100	-

Cash at End of Year/Period	$518	$93,730	$518

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$120	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Accounts Payable	$5,000	$-	$5,000

See accompanying notes to condensed unaudited financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008 and September 30, 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2008 and 2007, there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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
AS OF DECEMBER 31, 2008
(UNAUDITED)

During October 2007, the Company collected 25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services.  (See Notes 3 and 4)

For the three months ended December 30, 2008, a shareholder of the Company contributed services having a fair value of $650 (See Note 4).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593. (See Note 4)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4).

NOTE 3 FORGIVENESS OF A PAYABLE

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services.  (See Notes 2(B) and 4)

NOTE 4 COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement was to remain in effect unless either party desired to cancel the agreement.   This agreement has been terminated as of July 31, 2008.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties. Effective December 31, 2008, the amount of $5,000 has been forgiven. (See Notes 2(B) and 3).

NOTE 5 RELATED PARTY TRANSACTIONS

For the three months ended December 30, 2008, a shareholder of the Company contributed services having a fair value of $650 (See Note 2(B)).

For the year ended September 30, 2008 the shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

For the year ended September 30, 2007, the shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note (2C)).

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $136,482 from inception, and has a net loss since inception of $155,872. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3.
We intend to launch our web site and begin targeted marketing to drive submissions by the end of the second quarter of fiscal 2009. We intend to support these marketing efforts through advertising and the development of high-quality printed marketing materials to distribute at writing workshops, film academies and film festivals. We expect the total cost of the marketing program to range from $10,000 to $75,000.  During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting software.

4.	Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate submissions and acquire our first properties.

In summary, we should be generating revenues from our acquired property within 180 days of our first product purchase and a maximum of 240 days. If we are unable to market effectively our acquired properties, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

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

Results of Operations

As of December 31, 2008, we had $2,185. Net loss for the three months ended December 31, 2008 was $11,379. Expenses were comprised of $7,320 in professional fees and $4,059 in general and administrative expenses.

For the year ended September 30, 2008, we had $7,200. Net loss since inception $155,872. Expenses were comprised of $133,828 in professional fees and $22,909 in general and administrative expenses.

As of December 31, 2008, we had $518 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

1

Liquidity and Capital Resources

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $136,482 from inception, and have a net loss since inception of $155,872. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern. However at this time, we do not believe that our current cash is insufficient for our operations for the next 12 months.

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

2

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

 a)   Evaluation of Disclosure Controls. Noah Levinson, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Levinson concluded that our disclosure controls and procedures were effective as of December 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Noah Levinson	President,	January 26, 2009
Noah Levinson	Chief Executive Officer, Chief Financial Officer and Director

/s/ Irv Pyun	Secretary and Director	January 26, 2009
Irv Pyun