Form 10-Q
period 2009-03-31
Max Cash Media Inc
filed 2009-05-20
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2009: 6,370,000 shares of common stock.

MAX CASH MEDIA, INC.
FORM 10-Q
March 31, 2009

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

SIGNATURE

Item 1. Financial Information

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008, FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008, FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	September 30,
	2009	2008
	(Unaudited)

Current Assets
Cash	$490	$3,033
Prepaid Expense	-	4,167

Total Assets	$490	$7,200

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$12,481	$6,500
Total Liabilities	12,481	6,500

Commitments and Contingencies

Stockholders' Equity /(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000
issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	145,123	138,823
Deficit accumulated during the development stage	(163,484)	(144,493)
Total Stockholders' Equity/(Deficiency)	(11,991)	700

Total Liabilities and Stockholders' Equity/(Deficiency)	$490	$7,200

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from July 9, 2007
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	(inception) to March 31, 2009
Operating Expenses
Professional fees	$3,958	$43,170	$11,277	$75,670	$137,785
General and administrative	3,655	2,506	7,714	3,170	26,564
Total Operating Expenses	7,613	45,676	18,991	78,840	164,349

Loss from Operations	(7,613)	(45,676)	(18,991)	(78,840)	(164,349)

Other Income
Interest Income	-	595	-	839	865

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,613)	(45,081)	(18,991)	(78,001)	(163,484)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(7,613)	$(45,081)	$(18,991)	$(78,001)	$(163,484)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,327,923

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to March 31, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total Stockholder's
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Forgiveness of a third party account payable					5,000			5,000

Net loss for the six month's ended March 31, 2009	-	-	-	-	-	(18,991)	-	(18,991)

Balance, March 31, 2009	-	$-	6,370,000	$6,370	$145,123	$(163,484)	$-	$(11,991)

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from July 9, 2007
	March 31, 2009	March 31, 2008	(Inception) to March 31, 2009
Cash Flows Used in Operating Activities:
Net Loss	$(18,991)	$(78,001)	$(163,484)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	4,493
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	4,167	(9,167)	-
(Decrease) Increase in accounts payable and accrued expenses	10,981	(9,975)	17,481
Net Cash Used In Operating Activities	(2,543)	(95,843)	(136,510)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	(1,100)	(1,100)
Proceeds from issuance of common stock	-	137,000	137,000
Net Cash Provided by Financing Activities	-	135,900	137,000

Net Increase/(Decrease) in Cash	(2,543)	40,057	490

Cash at Beginning of Year/Period	3,033	100	-

Cash at End of Year/Period	$490	$40,157	$490

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$120	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Accounts Payable	$5,000	$-	$5,000

See accompanying notes to condensed unaudited financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009 and September 30, 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 2     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected 25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services.  (See Notes 3 and 4)

For the six months ended March 31, 2009, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 5     RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2009, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

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

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 2B)).

NOTE 6     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $136,510 from inception and has a net loss since inception of $163,484.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

As of March 31, 2009, we had total assets of $490.  Net loss for the three months ended March 31, 2009 was $7,613. Expenses were comprised of $3,958 in professional fees and $3,655 in general and administrative expenses.

For the year ended September 30, 2008, we had total assets of $7,200.  Net loss since inception $163,484.  Expenses were comprised of $137,785 in professional fees and $26,564 in general and administrative expenses.

As of March 31, 2009, we had $490 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $136,510 from inception, and have a net loss since inception of $163,484. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

a)   Evaluation of Disclosure Controls. Noah Levinson, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Levinson concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Signature	Title	Date

/s/ Noah Levinson	President,	May 18, 2009
Noah Levinson	Chief Executive Officer, Chief Financial Officer and Director

/s/ Irv Pyun	Secretary and Director	May 18, 2009
Irv Pyun