Form 10-Q
period 2009-06-30
Max Cash Media Inc
filed 2009-08-14
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-148722

MAX CASH MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

50 Brompton Road, Apt. 1X
Great Neck, NY  11021
(Address of principal executive offices)

(646) 303-6840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

There were 6,370,000 shares of the issuer’s common stock outstanding as of August 12, 2009.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

PAGE
Condensed Balance Sheets as of June 30, 2009 (unaudited) and
as of September 30, 2008	4

Condensed Statements of Operations for the three and nine month periods ended June 30, 2009 and June 30, 2008 (unaudited) and
for the period from July 9, 2007 (Inception) to June 30, 2009 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficiency)
for the period from July 9, 2007 (Inception) to June 30, 2009 (unaudited)	6

Condensed Statements of Cash Flows for the nine month periods ended June 30, 2009 and June 30, 2008 (unaudited) and
for the period from July 9, 2007 (Inception) to June 30, 2009 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,
	2009	September 30,
	(Unaudited)	2008

ASSETS

Current Assets
Cash	$463	$3,033
Prepaid Expense	-	4,167

Total Assets	$463	$7,200

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
Accounts Payable	$12,358	$6,500
Loan payable	4,585	-
Total Liabilities	16,943	6,500

Commitments and Contingencies

Stockholders' Equity /(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000
issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	145,773	138,823
Deficit accumulated during the development stage	(168,623)	(144,493)
Total Stockholders' Equity/(Deficiency)	(16,480)	700

Total Liabilities and Stockholders' Equity/(Deficiency)	$463	$7,200

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 9, 2007
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	(inception) to June 30, 2009
Operating Expenses
Professional fees	$3,909	$29,871	$15,186	$105,541	$141,693
General and administrative	1,230	5,777	8,944	8,948	27,795
Total Operating Expenses	5,139	35,648	24,130	114,489	169,488

Loss from Operations	(5,139)	(35,648)	(24,130)	(114,489)	(169,488)

Other Income
Interest Income	-	26	-	865	865

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,139)	(35,622)	(24,130)	(113,624)	(168,623)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,139)	$(35,622)	$(24,130)	$(113,624)	$(168,623)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,341,898

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to June 30, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

Forgiveness of a third party account payable					5,000			5,000

Net loss for the nine month's ended June 30, 2009	-	-	-	-	-	(24,130)	-	(24,130)

Balance, June 30, 2009	-	$-	6,370,000	$6,370	$145,773	$(168,623)	$-	$(16,480)

See accompanying notes to condensed unaudited financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from July 9, 2007
	June 30, 2009	June 30, 2008	(Inception) to June 30, 2009
Cash Flows Used in Operating Activities:
Net Loss	$(24,130)	$(113,624)	$(168,623)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,950	1,950	5,143
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	4,167	(11,667)	-
(Decrease) Increase in accounts payable and accrued expenses	10,858	(8,292)	17,358
Net Cash Used In Operating Activities	(7,155)	(131,633)	(141,122)

Cash Flows From Financing Activities:
Proceeds from a loan	4,585	-	4,585
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	(1,100)	(1,100)
Proceeds from issuance of common stock	-	137,000	137,000
Net Cash Provided by Financing Activities	4,585	135,900	141,585

Net Increase/(Decrease) in Cash	(2,570)	4,267	463

Cash at Beginning of Year/Period	3,033	100	-

Cash at End of Year/Period	$463	$4,367	$463

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$120	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Accounts Payable	$5,000	$-	$5,000

See accompanying notes to condensed unaudited financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009 and September 30, 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and 2008, there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(H) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

NOTE 2     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

 (B) In-Kind Contribution

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services.  (See Notes 3 and 4)

For the nine months ended June 30, 2009, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 4).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593 (See Note 4).

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4).

NOTE 3     FORGIVENESS OF A PAYABLE

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services (See Notes 2(B) and 4).

NOTE 4     LOAN PAYABLE

As of June 30, 2009, the Company owes $4,585 to an unrelated third party for expenses paid on behalf of the Company.  The loan was repaid in full during August 2009.

NOTE 5     COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement was to remain in effect unless either party desired to cancel the agreement.  This agreement has been terminated as of July 31, 2008.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties.  Effective December 31, 2008, the amount of $5,000 has been forgiven (See Notes 2(B) and 3).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 6     RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2009, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 2(B)).

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

NOTE 7     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $141,122 from inception and has a net loss since inception of $168,623.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8     SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 5, 2009, the date the financial statements were issued.

On July 28, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum.  All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Limited Operating History

We have not begun operations, and we require outside capital to implement our business model.

We have generated less than two full years of financial information and have not previously demonstrated that we will be able to expand our business through increased investment marketing. We cannot guarantee that the expansion efforts described in this report will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our acquired properties.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

We incurred operating losses of $5,139 and $24,130 for the three and nine month periods ended June 30, 2009, respectively, compared to operating losses of $35,622 and $113,624 for the three and nine month periods ended June 30, 2008.  The decrease in operating losses for the three and nine month periods ended June 30, 2009 was mainly due to cutting back our operating expenses and reduced professional fees, which in 2008 included costs involved with our registration statement.  We incurred an operating loss of $168,623 for the period from July 9, 2007 (date of inception) through June 30, 2009 and have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

As of June 30, 2009, we had total assets of $463, consisting of cash.  Net loss for the three months ended June 30, 2009 was $5,139.  Expenses were comprised of $3,909 in professional fees and $1,230 in general and administrative expenses.

For the year ended September 30, 2008, we had total assets of $7,200.  Net loss since inception through June 30, 2009 was $168,623.  Expenses were comprised of $141,693 in professional fees and $27,795 in general and administrative expenses, offset by interest income of $865.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

Revenues

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through June 30, 2009.

Operating Loss

The main components of our operating losses during the three and nine month periods ended June 30, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through June 30, 2009 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,		For the Period from July 9, 2007 (inception) through June 30,
	2009	2008	2009	2008	2009

Professional fees	$3,909	$29,871	$15,186	$105,541	$141,693
General and administrative expenses	$1,230	$5,777	$8,944	$8,948	$27,795

The operating loss for the period from July 9, 2007 (date of inception) through June 30, 2009 amounted to $169,488 primarily due to the factors discussed above.

Interest income was $0 for the three and nine months ended June 30, 2009, as compared to interest income of $26 and $865 for the three and nine months ended June 30, 2008, respectively.  The decrease in interest income for the three and nine month periods ended June 30, 2009 was mainly due to lower average cash balances held in bank deposits during the three and nine month periods ended June 30, 2009.  Interest income for the period from July 9, 2007 (date of inception) through June 30, 2009 amounted to $865.

Net Loss

We incurred net losses in the amounts of $5,139 and $24,130 for the three and nine periods ended June 30, 2009, respectively, as compared to net losses of $35,622 and $113,624 for the three and nine month periods ended June 30, 2008 as discussed above.  We incurred a net loss in the amount of $168,623 for the period from July 9, 2007 (date of inception) through June 30, 2009.

Liquidity and Capital Resources

We will need substantial amounts of capital to implement our planned business strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for potential acquisitions or for operating expenses.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  Investing in us is a speculative investment and investors may lose all of their investment.

Since our inception, we have been financed primarily by private placements.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007 and $111,500 in October 2007 from sales of shares of common stock.  The total net funds raised of $137,000 since inception through June 30, 2009 have been used principally as follows: (a) $27,795 in general and administrative expenses and (b) $141,693 in professional fees in connection with our financial reporting requirements.  At June 30, 2009, we had available cash balances of $463 which are held in the interest bearing bank accounts.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $28,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $141,122 from inception, and have a net loss since inception of $168,623. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  However at this time, we do not believe that our current cash is insufficient for our operations for the next 12 months.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $7,155 for the nine months ended June 30, 2009, as compared to $131,633 for the nine months ended June 30, 2008.  The decrease was primarily due to significantly cutting back our operating expenses.  During the period from July 9, 2007 (date of inception) through June 30, 2009, we used net cash in operating activities of $141,122 mainly for professional fees and general and administrative expenses as discussed and quantified above.

Net Cash Provided by Financing Activities

We raised $4,585 through financing activities during the nine months ended June 30, 2009, consisting of a loan.  During the nine months ended June 30, 2008, we generated $135,900 through financing activities, principally from issuance of common stock.  During the period from July 9, 2007 (date of inception) through June 30, 2009, we received net cash provided by financing activities of $141,585 from private placements and issuance of a promissory note.

Critical Accounting Policies

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is nonauthoritative.  The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

a)   Evaluation of Disclosure Controls. Noah Levinson, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Levinson concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2009	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer