Form 10-K
period 2009-09-30
Max Cash Media Inc
filed 2009-12-29
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number:  333-148722

MAX CASH MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

50 Brompton Road, Apt. 1X
Great Neck, NY  11021
(Address of principal executive offices)

(646) 303-6840
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of December 28, 2009, there were 6,370,000 shares of the registrant’s common stock, par value $0.001, issued and outstanding.  Of these, 1,370,000 shares were held by non-affiliates of the registrant.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 as the registrant’s stock did not then and does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.  Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “MXCS,” “we,” “us” or “our” are to Max Cash Media, Inc.

PART I

ITEM 1.  BUSINESS

General

We were incorporated in the State of Nevada on July 9, 2007, with the intention of acquiring and marketing intellectual properties within the entertainment industry.  We conducted minimal operations in this line of business and has since decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of December 28, 2009, we have two employees, who devote minimal time to Company matters.

Loans

On July 28, 2009, we issued a convertible promissory note in the amount of $50,000 bearing interest at a rate of 9% per annum.  Subject to prior conversion, interest and principal are due on the note on January 28, 2011.  The terms of conversion have not been determined but will be mutually determined by us and the holder.

Change of Control

Not Applicable.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our principal executive office is located at 50 Brompton Road, Apt. 1X, Great Neck, NY 11021.  The office is provided to us on a rent free basis by our Chief Executive Officer, Noah Levinson.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  Currently we are not aware of any litigation pending or threatened by or against our Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved to be quoted on the OTC Bulletin Board under the symbol “MXCS.OB”.  However, to date there has been no trading market for our common stock.

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

As of December 28, 2009, we had 10 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended September 30, 2009, we issued no equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Much of the discussion in this Item is “forward looking.”  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 8 of Part II of this Form 10-K.

Plan of Operation

We were formed to engage in the acquisition and marketing of intellectual properties within the entertainment business.  We conducted minimal operations in this line of business and has since decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $40,000.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

We have conducted no material operations during the year ended September 30, 2009 and do not have any present operations.  For the period from inception through September 30, 2009, we had no revenue.

Operating Loss

We incurred operating loss of $40,718 for the fiscal year ended September 30, 2009, compared to operating loss of $127,900 for the fiscal year ended September 30, 2008.  The decrease in operating loss for the fiscal year ended September 30, 2009 was mainly due to cutting back our operating expenses and reduced professional fees, which in 2008 included costs involved with our registration statement.  Expenses for the fiscal year ended September 30, 2009 were comprised of $29,326 in professional fees and $10,615 in general and administrative expenses, and interest expense of $777.

The operating loss for the period from July 9, 2007 (date of inception) through September 30, 2009 amounted to $185,299 primarily due to the factors discussed above, offset by net interest income of $88.  We have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

The main components of our operating losses during the fiscal year ended September 30, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through September 30, 2009 were as follows:

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	For the Period from July 9, 2007 (inception) through September 30, 2009
Professional fees	$29,326	$115,508	$155,834
General and administrative expenses	$10,615	$13,257	$29,465

Net Loss

We incurred net loss in the amount of $40,718 for the fiscal ended September 30, 2009, as compared to net loss of $127,900 for the fiscal ended September 30, 2008.  Net loss for the period from July 9, 2007 (date of inception) through September 30, 2009 was $185,211.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months.  Completion of our plan of operation is subject to attaining adequate revenue.  We cannot assure investors that additional financing will be available.  In the absence of additional financing, we may be unable to proceed with our plan of operations.

Interest income was $0 for the fiscal year ended September 30, 2009, as compared to interest income of $865 for the fiscal year ended September 30, 2008.  The decrease in interest income for the fiscal year ended September 30, 2009 was mainly due to lower average cash balances held in bank deposits.  Interest expense was $777 during the fiscal year ended September 30, 2009, as compared to no interest expense during the fiscal year ended September 30, 2008.  Interest expense during the fiscal year ended September 30, 2009 consisted mainly of interest on a convertible note issued by the Company in July 2009.  Net interest income for the period from July 9, 2007 (date of inception) through September 30, 2009 amounted to $88.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  As of September 30, 2009 and 2008, we had cash of $22,545 and $3,033, prepaid expense of $0 and $4,167 and current liabilities of $54,963 and $6,500, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Since our inception, we have been financed primarily by loans and sales of our common stock.  From July 9, 2007 (inception) through September 30, 2009 we raised $137,000 from sales of shares of common stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000.  The total net funds raised of $187,000 since inception through September 30, 2009 have been used principally as follows: (a) $155,834 in professional fees in connection with the filing of a registration statement and our financial reporting requirements and (b) $29,465 in general and administrative expenses.  At September 30, 2009, we had available cash balances of $22,545 which are held in the interest bearing bank accounts.

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $164,455 from inception, and have a net loss since inception of $185,211. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $40,000. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  However at this time, we do not believe that our current cash is sufficient for our operations for the next 12 months.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Announcements

In June 2009, the FASB issued ASC 105 Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Off Balance Sheet Transactions

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T)  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Noah Levinson, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009 based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 28, 2009, with respect to our officers and directors:

Name	Positions Held	Age	Date of Election or Appointment as Director

Noah Levinson	Chief Executive and Financial Officer, President, Treasurer and Director	37	July 9, 2007

Irv Pyun	Secretary and Director	53	July 9, 2007

Noah Levinson

Noah Levinson has been Senior Loan Consultant/Production Coordinator at Kazmi National Finance Company since December 2008.  He was Vice President and Operations Manager for Refinance.com, a privately held mortgage bank in New York, from January 2003 to November 2008.  Previous to the mortgage business, Mr. Levinson worked extensively in the entertainment industry.  His first job out of college was at EMI Records doing dance music promotion.  Mr. Levinson then served as a personal assistant to actor Danny DeVito in Los Angeles, and cultivated many relationships in the field.  After two years in California  and following several consulting positions, Mr. Levinson created his own boutique public relations firm, Citiwide Media Inc., and handled events for such clients as New Line Cinema, Sundance Channel, and the Raul Julia Ending Hunger fund.

Irv Pyun

Irv Pyun has been owner and CEO of Benefit Solutions Group, Inc., an employee benefits brokerage/consulting firm in Raleigh, NC, since 1995.  Mr. Pyun attended Brown University and has over 27 years of experience evaluating group insurance plans.  He was an officer and manager of the Group Underwriting Department with The Prudential Insurance Company of America and was responsible for underwriting group accounts ranging from 100 to 20,000 employees.  He is familiar with various funding mechanisms for all types of benefit plans whether they are fully insured, partially self-insured, or self-insured.  As an independent brokerage consultant, he has been advising employers on their employee benefit programs for more than 22 years, and served as Chairman of the Select Committee on Health Care for the City of Raleigh.

Employment Agreements

We do not have any employment agreement in place with our officers and directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Neither of our directors is an independent director. There are no agreements with respect to the election of Directors. We have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date this has not been a problem as no security holders have made any such recommendations. Our directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Max Cash Media, Inc. at 50 Brompton Road, Apt. 1X, Great Neck, NY 11021.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Noah Levinson,	2009	0	0	0	0	0	0	0	0
Chief Executive Officer & Director	2008	0	0	0	0	0	0	0	0

Irv Pyun,	2009	0	0	0	0	0	0	0	0
Secretary & Director	2008	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 28, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 28, 2009. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Noah Levinson (3)	Common Stock, par value $0.001 per share	5,000,000 shares (Direct)	78.49%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 6,370,000 shares of common stock issued and outstanding on December 28, 2009.

(3)	The address for Mr. Levinson is 50 Brompton Road, Apt. 1X, Great Neck, NY 11021.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008

Audit fees (1)	$9,079	$6,945

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$9,079	$6,945

(1) Audit fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services rendered by our principal accountant relating to tax compliance, tax advice and tax planning.

(4) All other fees consist of fees billed for all other products and services rendered by our principal accountant.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2009 and 2008	F-3

Statements of Operations for the years ended September 30, 2009 and 2008
and for the period from July 9, 2007 (Inception) to September 30, 2009	F-4

Statements of Changes in Stockholders’ Equity/(Deficiency) for the period from
July 9, 2007 (Inception) to September 30, 2009	F-5

Statements of Cash Flows for the years ended September 30, 2009 and 2008
and for the period from July 9, 2007 (Inception) to September 30, 2009	F-6

Notes to Financial Statements	F-7 – F-12

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

4.1	*	9% Convertible Promissory Note dated July 29, 2009

10.1	*	Securities Purchase Agreement, dated July 28, 2009, between Registrant and Paramount Strategy Corporation

14	14	Code of Ethics (3)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed with the Securities and Exchange Commission on January 17, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form SB-2 (file no. 333-148722) (the “Form SB-2”), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on January 17, 2008 as an exhibit, numbered as indicated above, to the Form SB-2, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on December 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008, which exhibit is incorporated herein by reference.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CASH MEDIA, INC.

Dated: December 29, 2009	By:	/s/ Noah Levinson
Noah Levinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on December 29, 2009.

/s/ Noah Levinson
Noah Levinson
Principal Executive Officer, Principal Financial Officer and Director

/s/ Irv Pyun
Irv Pyun
Director

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Max Cash Media, Inc.

We have audited the accompanying balance sheets of Max Cash Media, Inc. (the “Company”) as for September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the two years then ended and the period July 9, 2007 (Inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Max Cash Media, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the two years then ended  and the period July 9, 2007 (Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has a net loss from inception of $185,211, used cash in operations of $ 164,455 and has a working capital and a stockholders' deficiency of $ 32,418.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
December 21, 2009

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2009	2008

ASSETS

Current Assets
Cash	$22,545	$3,033
Prepaid Expense	-	4,167

Total Assets	$22,545	$7,200

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$4,186	$6,500
Accrued Interest Payable	777	-
Convertible Note Payable	50,000	-
Total Liabilities	54,963	6,500

Commitments and Contingencies

Stockholders' Equity /(Deficiency)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	146,423	138,823
Deficit accumulated during the development stage	(185,211)	(144,493)
Total Stockholders' Equity/(Deficiency)	(32,418)	700

Total Liabilities and Stockholders' Equity/(Deficiency)	$22,545	$7,200

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Years Ended		For the period from July 9, 2007
	September 30, 2009	September 30, 2008	(inception) to September 30, 2009
Operating Expenses
Professional fees	$29,326	$115,508	$155,834
General and administrative	10,615	13,257	29,465
Total Operating Expenses	39,941	128,765	185,299

Loss from Operations	(39,941)	(128,765)	(185,299)

Other Income / (Expense)
Interest Income	-	865	865
Interest Expense	(777)	-	(777)

Total Other Income / (Expense) - net	(777)	865	88

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(40,718)	(127,900)	(185,211)

Provision for Income Taxes	-	-	-

NET LOSS	$(40,718)	$(127,900)	$(185,211)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,348,962

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to September 30, 2009

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	$-	6,370,000	$6,370	$146,423	$(185,211)	$-	$(32,418)

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the Period from July 9, 2007
	September 30, 2009	September 30, 2008	(Inception) to September 30, 2009
Cash Flows Used in Operating Activities:
Net Loss	$(40,718)	$(127,900)	$(185,211)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	5,793
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	4,167	(4,167)	-
(Decrease) Increase in accounts payable and accrued expenses	2,686	(3,500)	9,186
Increase in accrued interest payable	777	-	777
Net Cash Used In Operating Activities	(30,488)	(132,967)	(164,455)

Cash Flows From Financing Activities:
Proceeds from a loan	4,585	-	4,585
Repayment of a loan	(4,585)	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	(1,100)	(1,100)
Proceeds from convertible note payable	50,000	-	50,000
Proceeds from issuance of common stock	-	137,000	137,000
Net Cash Provided by Financing Activities	50,000	135,900	187,000

Net Increase/(Decrease) in Cash	19,512	2,933	22,545

Cash at Beginning of Year/Period	3,033	100	-

Cash at End of Year/Period	$22,545	$3,033	$22,545

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$120	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Accounts Payable	$5,000	$-	$5,000

See accompanying notes to financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Max Cash Media, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 9, 2007.  Max Cash Media, Inc. will acquire and market intellectual properties in the entertainment industry.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009 and 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $169,417 available to offset future taxable income through 2029.  The valuation allowance at September 30, 2009 was $64,816.  The net change in the valuation allowance for the year ended September 30, 2009 was an increase of $12,768.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue”“”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services.  (See Notes 3 and 6)

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600.  (See Note 7)

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600.  (See Note 7)

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $593.  (See Note 7)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 7).

NOTE 3	FORGIVENESS OF A PAYABLE

Effective December 31, 2008, the Company forgave the third party account payable in the amount of $5,000.  The amount has been reclassified as an additional paid in capital and an in kind contribution of services (See Notes 2(B) and 6).

NOTE 4	LOAN PAYABLE

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company.  The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007.

NOTE 5	CONVERTIBLE NOTE PAYABLE

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum.  All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

NOTE 6	COMMITMENTS

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

NOTE 7	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

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

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 2C)).

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $164,455 from inception and has a net loss since inception of $185,211.  In addition, there is a working capital deficiency and stockholders’ deficiency of $32,418 as of September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 21, 2009, the date the financial statements were issued.