Form 10-Q
period 2009-12-31
Max Cash Media Inc
filed 2010-02-19
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2010.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements
Page
Condensed Balance Sheets as of December 31, 2009 (unaudited) and
as of September 30, 2009	4

Condensed Statements of Operations for the three months
ended December 31, 2009 and, 2008 and
for the period from July 9, 2007 (Inception) to December 31, 2009 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficiency)
for the period from July 9, 2007 (Inception) to December 31, 2009 (unaudited)	6

Condensed Statements of Cash Flows for the three months
ended December 31, 2009 and 2008 (unaudited) and
for the period from July 9, 2007 (Inception) to December 31, 2009 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31,	September 30,
	2009	2009
	(Unaudited)

Current Assets
Cash	$17,113	$22,545
Total Assets	$17,113	$22,545

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$34,777	$4,186
Accrued Interest Payable	1,911	777
Current Liabilities	36,688	4,963

Long Term Liabilities
Convertible Notes Payable	50,000	50,000

Total Liabilities	86,688	54,963

Commitments and Contingencies

Stockholders' Equity /(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares
issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	147,073	146,423
Deficit accumulated during the development stage	(223,018)	(185,211)
Total Stockholders' Equity/(Deficiency)	(69,575)	(32,418)

Total Liabilities and Stockholders' Equity/(Deficiency)	$17,113	$22,545

See accompanying notes to condensed consolidated financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from July 9, 2007 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Operating Expenses
Professional fees	$35,013	$7,320	$190,847
General and administrative	1,662	4,059	31,127
Total Operating Expenses	36,675	11,379	221,974

Loss from Operations	(36,675)	(11,379)	(221,974)

Other Income / (Expense)
Interest Income	2	-	867
Interest Expense	(1,134)	-	(1,911)

Total Other Income / (Expense) - net	(1,132)	-	(1,044)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(37,807)	(11,379)	(223,018)

Provision for Income Taxes	-	-	-

NET LOSS	$(37,807)	$(11,379)	$(223,018)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,370,000	6,370,000

See accompanying notes to condensed consolidated financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to December 31, 2009
(Unaudited)

						Deficit
					Additional	accumulated during the		Total Stockholder's
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a related party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	650	-	-	650

Net loss for the period ended December 31, 2009	-	-	-	-	-	(37,807)	-	(37,807)

Balance, December 31, 2009	-	$-	6,370,000	$6,370	$147,073	$(223,018)	$-	$(69,575)

See accompanying notes to condensed consolidated financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from July 9, 2007 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Cash Flows Used in Operating Activities:
Net Loss	$(37,807)	$(11,379)	$(223,018)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	650	650	6,443
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	-	2,500	-
(Decrease) Increase in accounts payable and accrued expenses	30,591	5,714	39,777
Increase in accrued interest payable	1,134	-	1,911
Net Cash Used In Operating Activities	(5,432)	(2,515)	(169,887)

Cash Flows From Financing Activities:
Proceeds from a loan	-	-	4,585
Repayment of a loan	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	-	187,000

Net Increase/(Decrease) in Cash	(5,432)	(2,515)	17,113

Cash at Beginning of Year/Period	22,545	3,033	-

Cash at End of Year/Period	$17,113	$518	$17,113

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$120	$-

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed consolidated financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of December 31, 2009
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

(B) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, and September 30, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2009, and December 31, 2008, there were no common share equivalents outstanding.

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
as of December 31, 2009
(Unaudited)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(I) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This will not have an impact on the Company’s financial position, results of operations or cash flows.

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of December 31, 2009
(Unaudited)

NOTE 2       STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of its common stock, $0.001 par value per share (the “Common Stock”), for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of Common Stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

Effective December 31, 2008, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 3, 6 and 7).

For the three months ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $650 (See Note 7).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $593 (See Note 7).

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of Common Stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 7).

NOTE 3       FORGIVENESS OF A PAYABLE

Effective December 31, 2008, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2(B), 6 and 7).

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of December 31, 2009
(Unaudited)

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

NOTE 6       COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement was to remain in effect unless either party desired to cancel the agreement.   This agreement has been terminated as of July 31, 2008.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties.  Effective December 31, 2008, the amount of $5,000 was forgiven (See Notes 2(B) and 3 and 7).

NOTE 7       RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $650 (See Note 2(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

Effective December 31, 2008, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2(B), 3 and 6).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007.

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of Common Stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 2 (B)).

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of December 31, 2009
(Unaudited)

NOTE 8        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $223,018 since inception.  The Company also has a negative cash flow from operations during this same period of $169,887.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9       SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 19, 2010, the date the financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission.

Limited Operating History

We have not begun operations, and we require outside capital to implement our business model.

We have have not previously demonstrated that we will be able to expand our business through increased investment marketing. We cannot guarantee that the expansion efforts described in this report will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our acquired properties.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

We incurred an operating loss of $36,675 for the three month period ended December 31, 2009, compared to an operating loss of $11,379 for the three month period ended December 31, 2008.  The increase in operating loss for the three month period ended December 31, 2009, was mainly due to increased professional fees related to our financial reporting obligations.  We incurred an operating loss of $221,974 for the period from July 9, 2007 (date of inception) through December 31, 2009, and have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

Net loss for the three months ended December 31, 2009, was $37,807.  Expenses in that period were comprised of $35,013 in professional fees, $1,662 in general and administrative expenses and $1,132 in net interest expense.  Interest expense related to the convertible promissory note we issued on July 29, 2009, in the amount of $50,000, which is due January 28, 2011, and bears interest at a rate of 9% per annum.  The note can be converted into shares of our Common Stock at a conversion price to be mutually determined by the Company and the holder of the note.

Net loss since inception through December 31, 2009, was $223,018.  Expenses in that period were comprised of $190,847 in professional fees, $31,127 in general and administrative expenses and $1,911 in interest expense, partially offset by $867 in interest income.  Interest expense related to the convertible promissory note described above.

As of December 31, 2009, we had total assets of $17,113, consisting of cash.  As of September 30, 2009, we had total assets of $22,545, consisting of cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

Revenues

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through December 31, 2009.

Operating Loss

The main components of our operating losses during the three month periods ended December 31, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through December 31, 2009, were as follows:

	Three Months Ended December 31,		For the Period from July 9, 2007 (inception) through December 31,
	2009	2008	2009

Professional fees	$35,013	$7,320	$190,847
General and administrative expenses	1,662	4,059	31,127
Interest expense	1,134	-	1,911

Interest income was $2 for the three months ended December 31, 2009, as compared to interest income of $0 for the three months ended December 31, 2008.  The increase in interest income for the three months ended December 31, 2009, was mainly due to higher average cash balances held in bank deposits during the current year period.  Interest income for the period from July 9, 2007 (date of inception) through December 31, 2009, amounted to $867.

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

Since our inception, we have been financed primarily by loans and private placements of our Common Stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007, and $111,500 in October 2007 from sales of shares of Common Stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000.  The total net funds raised of $187,000 since inception through December 31, 2009, have been used principally as follows: (a) $13,206 in general and administrative expenses and (b) $156,681 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At December 31, 2009, we had available cash balances of $17,113, which are held in interest bearing bank accounts.

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $169,887 from inception, and have a net loss since inception of $223,018. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  However at this time, we do not believe that our current cash is insufficient for our operations for the next 12 months.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $5,432 for the three months ended December 31, 2009, as compared to $2,515 for the three months ended December 31, 2008.  The increase was primarily due to increase in professional fees.  During the period from July 9, 2007 (date of inception) through December 31, 2009, we used net cash in operating activities of $169,887, mainly for professional fees and general and administrative expenses as discussed and quantified above.

Net Cash Provided by Financing Activities

We generated no cash from financing activities in either the three months ended December 31, 2009, or the three months ended December 31, 2008.  During the period from July 9, 2007 (date of inception) through December 31, 2009, we received net cash provided by financing activities of $187,000 from private placements and issuance of a promissory note.

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

Recent Accounting Announcements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This will not have an impact on the Company’s financial position, results of operations or cash flows.

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(a)   Evaluation of Disclosure Controls. Noah Levinson, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2009, pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Levinson concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended December 31, 2009.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2010	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer