Form 10-Q
period 2010-03-31
Max Cash Media Inc
filed 2010-05-24
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 24, 2010.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
 Page
Condensed Balance Sheets as of March 31, 2010 (unaudited) and as of September 30, 2009	4

Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and
for the period from July 9, 2007 (Inception) to March 31, 2010 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficit)
for the period from July 9, 2007 (Inception) to March 31, 2010 (unaudited)	6

Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009
(unaudited) and for the period from July 9, 2007 (Inception) to March 31, 2010 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31,	September 30,
	2010	2009
	(Unaudited)

Current Assets
Cash	$2	$22,545
Total Assets	$2	$22,545

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$32,389	$4,186
Accrued Interest Payable	3,021	777
Current Liabilities	35,410	4,963

Long Term Liabilities
Convertible Notes Payable	50,000	50,000

Total Liabilities	85,410	54,963

Commitments and Contingencies

Stockholders' Equity /(Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	147,723	146,423
Deficit accumulated during the development stage	(239,501)	(185,211)
Total Stockholders' Equity/(Deficit)	(85,408)	(32,418)

Total Liabilities and Stockholders' Equity/(Deficit)	$2	$22,545

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from July 9, 2007
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	(inception) to March 31, 2010
Operating Expense
Professional fees	$14,123	$3,958	$49,137	$11,277	$204,970
General and administrative	1,250	3,655	2,912	7,714	32,377
Total Operating Expense	15,373	7,613	52,049	18,991	237,347

Loss from Operations	(15,373)	(7,613)	(52,049)	(18,991)	(237,347)

Other Income / (Expense)
Interest Income	1	-	3	-	868
Interest Expense	(1,110)	-	(2,244)	-	(3,022)

Total Other Income / (Expense) - net	(1,109)		(2,241)	-	(2,154)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,483)	(7,613)	(54,290)	(18,991)	(239,501)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(16,483)	$(7,613)	$(54,290)	$(18,991)	$(239,501)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,370,000

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity/(Deficit)
For the period from July 9, 2007 (Inception) to March 31, 2010
(Unaudited)

	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Subscription Receivable	Total Stockholder's Equity/(Deficit)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Net loss for the six months ended March 31, 2010	-	-	-	-	-	(54,290)	-	(54,290)

Balance, March 31, 2010	-	$-	6,370,000	$6,370	$147,723	$(239,501)	$-	$(85,408)

See accompanying notes to condensed  financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended		For the Period from July 9, 2007
	March 31, 2010	March 31, 2009	(Inception) to December 31,2009
Cash Flows Used in Operating Activities:
Net Loss	$(54,290)	$(18,991)	$(239,501)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	7,093
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	4,167	-
Increase in accounts payable and accrued expense	28,203	10,981	37,389
Increase in accrued interest payable	2,244	-	3,021
Net Cash Used In Operating Activities	(22,543)	(2,543)	(186,998)

Cash Flows From Financing Activities:
Proceeds from a loan	-	-	4,585
Repayment of a loan	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	-	187,000

Net Increase/(Decrease) in Cash	(22,543)	(2,543)	2

Cash at Beginning of Period	22,545	3,033	-

Cash at End of Period	$2	$490	$2

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$120	$-

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Party Accounts Payable	$-	$5,000	$5,000

See accompanying notes to condensed  financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of March 31, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and September 30, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2010 and 2009 there were no common share equivalents outstanding.

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
as of March 31, 2010
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

(I) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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
as of March 31, 2010
(Unaudited)

(B) In-Kind Contribution

Effective December 31, 2008, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 3, 6 and 7).

For the six months ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $1300 (See Note 7).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $593. (See Note 7)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 7).

NOTE 3	FORGIVENESS OF A PAYABLE

Effective December 31, 2008, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2, 6 and 7).

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

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of March 31, 2010
(Unaudited)

NOTE 7	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $1300 (See Note 2(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

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

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $239,501 since inception.  The Company also has a negative cash flow from operations during this same period of $186,998.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Max Cash Media, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
as of March 31, 2010
(Unaudited)

NOTE 9	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 24, 2010, the date the financial statements were issued.

On May 10, 2010, the Company borrowed $65,000 from an unaffiliated third party under a promissory note.  The note is due on November 9, 2011, and bears interest at 10% per annum, payable at maturity.

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

We have not previously demonstrated that we will be able to expand our business through increased investment marketing. We cannot guarantee that the expansion efforts described in this report will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our acquired properties.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through March 31, 2010.

Three Months Ended March 31, 2010

We incurred an operating loss of $15,373 for the three month period ended March 31, 2010, compared to an operating loss of $7,613 for the three month period ended March 31, 2009.  The increase in operating loss for the three month period ended March 31, 2010, was mainly due to increased professional fees related to our financial reporting obligations, partially offset by lower general and administrative expenses.

Net loss for the three months ended March 31, 2010, was $16,483.  Expenses in that period were comprised of $14,123 in professional fees, $1,250 in general and administrative expenses and $1,109 in net interest expense.  Interest expense related to the convertible promissory note we issued on July 29, 2009, in the amount of $50,000, which is due January 28, 2011, and bears interest at a rate of 9% per annum.  The note can be converted into shares of our Common Stock at a conversion price to be mutually determined by the Company and the holder of the note.

Six Months Ended March 31, 2010

We incurred an operating loss of $52,049 for the six month period ended March 31, 2010, compared to an operating loss of $18,991 for the six month period ended March 31, 2009.  The increase in operating loss for the six month period ended March 31, 2010, was mainly due to increased professional fees related to our financial reporting obligations, partially offset by lower general and administrative expenses.

Net loss for the six months ended March 31, 2010, was $54,290.  Expenses in that period were comprised of $49,137 in professional fees, $2,912  in general and administrative expenses and $2,241 in net interest expense.  Interest expense related to the convertible promissory note described above.

Period from Inception to March 31, 2010

We incurred an operating loss of $237,347 for the period from July 9, 2007 (date of inception) through March 31, 2010, and have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

Net loss since inception through March 31, 2010, was $239,501.  Expenses in that period were comprised of $204,970 in professional fees, $32,377 in general and administrative expenses and $3,022 in interest expense, partially offset by $868 in interest income.  Interest expense related to the convertible promissory note described above.

Balance Sheet

As of March 31, 2010, we had total assets of $2, consisting of cash.  As of September 30, 2009, we had total assets of $22,545, consisting of cash.  Total current liabilities at March 31, 2010, were $35,410 compared to $4,963 at September 30, 2009. Long term liabilities, consisting of the convertible promissory note described above, were $50,000 at both March 31, 2010 and September 30, 2009.

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

Since our inception, we have been financed primarily by loans and private placements of our Common Stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007, and $111,500 in October 2007 from sales of shares of Common Stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000.  The total net funds raised of $187,000 since inception through March 31, 2010, have been used principally as follows: (a) $13,476 in general and administrative expenses and (b) $173,522 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At March 31, 2010, we had available cash balances of $2, which are held in interest bearing bank accounts.

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

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $186,998 from inception, and have a net loss since inception of $239,501. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  However at this time, we do not believe that our current cash is insufficient for our operations for the next 12 months.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $22,543 for the three months ended March 31, 2010, as compared to $2,543 for the three months ended March 31, 2009.  The increase was primarily due to increase in professional fees.  During the period from July 9, 2007 (date of inception) through March 31, 2010, we used net cash in operating activities of $186,998, mainly for professional fees and general and administrative expenses as discussed and quantified above.

Net Cash Provided by Financing Activities

We generated no cash from financing activities in either the three months ended March 31, 2010, or the three months ended March 31, 2009.  During the period from July 9, 2007 (date of inception) through March 31, 2010, we received net cash provided by financing activities of $187,000 from private placements and issuance of a promissory note.

On May 10, 2010, the Company borrowed $65,000 from an unaffiliated third party under a promissory note.  The note is due on November 9, 2011, and bears interest at 10% per annum, payable at maturity.

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

(a)   Evaluation of Disclosure Controls. Noah Levinson, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 31, 2010, pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Levinson concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended March 31, 2010.

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2010	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer