Form 10-Q
period 2010-06-30
Max Cash Media Inc
filed 2010-08-13
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2010.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

PAGE

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and September 30, 2009	4

Condensed Statements of Operations for the three and nine months ended June 30, 2010 and 2009, and for the period from July 9, 2007 (inception) to June 30, 2010 (unaudited).	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from July 9, 2007 (inception) to June 30, 2010 (unaudited)	6

Condensed Statements of Cash Flows for the nine months ended June 30, 2010 and 2009, and for the period from July 9, 2007 (inception) to June 30, 2010 (unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$55,557	$22,545
Total Assets	$55,557	$22,545

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$32,797	$4,186
Accrued Interest Payable	5,050	777
Convertible Note Payable	50,000	-
Current Liabilities	87,847	4,963

Long Term Liabilities
Convertible Note Payable	-	50,000
Note Payable	65,000	-

Total Liabilities	152,847	54,963

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	148,373	146,423
Deficit accumulated during the development stage	(252,033)	(185,211)
Total Stockholders' Deficiency	(97,290)	(32,418)

Total Liabilities and Stockholders' Deficiency	$55,557	$22,545

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 9, 2007 (inception)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	to June 30, 2010
Operating Expenses
Professional fees	$9,185	$3,909	$58,322	$15,186	$214,156
General and administrative	1,323	1,230	4,235	8,944	33,700
Total Operating Expenses	10,508	5,139	62,557	24,130	247,856

Loss from Operations	(10,508)	(5,139)	(62,557)	(24,130)	(247,856)

Other Income / (Expense)
Interest Income	5	-	8	-	873
Interest Expense	(2,029)	-	(4,273)	-	(5,050)

Total Other Income / (Expense) - net	(2,024)		(4,265)	-	(4,177)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(12,532)	(5,139)	(66,822)	(24,130)	(252,033)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(12,532)	$(5,139)	$(66,822)	$(24,130)	$(252,033)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,370,000

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock			accumulated during the		Total Stockholder's
					Additional paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance, July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

Net loss for the nine months ended June 30, 2010	-	-	-	-	-	(66,822)	-	(66,822)

Balance, June 30, 2010	-	$-	6,370,000	$6,370	$148,373	$(252,033)	$-	$(97,290)

See accompanying notes to condensed financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from July 9, 2007 (Inception)
	June 30, 2010	June 30, 2009	to June 30, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(66,822)	$(24,130)	$(252,033)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,950	1,950	7,743
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	4,167	-
Increase in accounts payable and accrued expenses	28,611	10,858	37,797
Increase in accrued interest payable	4,273	-	5,050
Net Cash Used In Operating Activities	(31,988)	(7,155)	(196,443)

Cash Flows From Financing Activities:
Proceeds from note payable	65,000	4,585	69,585
Repayment of note payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	65,000	4,585	252,000

Net Increase/(Decrease) in Cash	33,012	(2,570)	55,557

Cash at Beginning of Period	22,545	3,033	-

Cash at End of Period	$55,557	$463	$55,557

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$120	$-

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Party Accounts Payable	$-	$5,000	$5,000

See accompanying notes to condensed financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and September 30, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2010 and 2009 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

(I) Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable, convertible note payable and note payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

For the nine months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 7).

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

NOTE 4       NOTE PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000due  November 9, 2011 and bearing interest at a rate of 10% per annum.

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company.  The loan was repaid in full during August 2009.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 5       CONVERTIBLE NOTE PAYABLE

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000due January 28, 2011 and bearing interest at a rate of 9% per annum.  All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

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

NOTE 7       RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 2(B)).

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 8       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $252,033 and used cash in operations of $196,443 since inception.  The Company also has a working capital deficiency of $32,290.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through June 30, 2010.

Three Months Ended June 30, 2010

We incurred an operating loss of $10,508 for the three month period ended June 30, 2010, compared to an operating loss of $5,139 for the three month period ended June 30, 2009.  The increase in operating loss for the three month period ended June 30, 2010 was mainly due to increased professional fees related to our financial reporting obligations, partially offset by lower general and administrative expenses.

Net loss for the three month period ended June 30, 2010 was $12,532, compared to a net loss of $5,139 for the three month period ended June 30, 2009.   Expenses in the three month period ended June 30, 2010 were comprised of professional fees of $9,185, general and administrative expenses of $1,323, and net interest expenses of $2,024.

Interest expenses related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $2,029 for the three months ended June 30, 2010.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on January 28, 2011 and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Nine Months Ended June 30, 2010

We incurred an operating loss of $62,557 for the nine month period ended June 30, 2010, compared to an operating loss of $24,130 for the nine month period ended June 30, 2009.  The increase in operating losses for the nine months ended June 30, 2010 was mainly due to increased professional fees related to our financial reporting obligations, partially offset by lower general and administrative expenses.

Net losses for the nine month period ended June 30, 2010 amounted to $66,822, compared to net losses of $24,130 for the nine month period ended June 30, 2009.  Expenses in the period ended June 30, 2010 comprised of professional fees of $58,322, general and administrative expenses of $4,235, and net interest expenses of $4,265.

Period from Inception to June 30, 2010

We incurred an operating loss of $247,856 for the period from July 9, 2007 (inception) through June 30, 2010, and we have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through June 30, 2010 amounted to $252,033.   Expenses in that period were comprised of professional fees of $214,156, general and administrative expenses of $33,700, and net interest expenses of $4,177.

Material Changes in Financial Condition

As of June 30, 2010, we had total assets of $55,557 consisting of cash.  As of September 30, 2009, we had total assets of $22,545 consisting of cash.  Total current liabilities at June 30, 2010 were $87,847, consisting of accounts payable of $32,797, accrued interest of $5,050 and a convertible note payable of $50,000, as compared to $4,963 at September 30, 2009.  Long term liabilities, consisting of the promissory note described above was $65,000 at June 30, 2010 and $50,000 at September 30, 2009.

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

Since our inception, we have been financed primarily by loans and private placements of our common stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007 and $111,500 in October 2007 from sales of common stock.  The total net funds raised of $252,000 since inception through June 30, 2010 have been used principally as follows: (a) $33,700 in general and administrative expenses, and (b) $214,156 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At June 30, 2010, we had available cash balances of $55,557 which are held in interest bearing bank accounts.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $67,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, we are in the development stage with no operations, we have used net cash in operations of $196,443 from inception, and have a net loss since inception of $252,033. The Company also has a working capital deficiency of $32,290 and a stockholders’ deficiency of $97,290 as of June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  However at this time, we do not believe that our current cash is sufficient for our operations for the next 12 months.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $31,988 for the nine months ended June 30, 2010, as compared to $7,155 for the nine months ended June 30, 2009.  The increase was primarily due to increases in professional fees.  During the period from July 9, 2007 (date of inception) through June 30, 2010, we used net cash in operating activities of $196,443 mainly for professional fees and general and administrative expenses as discussed and quantified above.

Net Cash Provided by Financing Activities

We generated $65,000 through financing activities during the nine months ended June 30, 2010, through the issuance of a promissory note.  During the nine months ended June 30, 2010, we did not generate any financing from the issuance of common stock.  During the period from July 9, 2007 (date of inception) through June 30, 2010, we received net cash provided by financing activities of $252,000 from private placements and issuance of promissory notes.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended June 30, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

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

August 13, 2010	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer