Form 10-K
period 2010-09-30
Max Cash Media Inc
filed 2010-12-16
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of December 10, 2010 there were 6,370,000 shares of the registrant’s common stock, par value $0.001, issued and outstanding.  Of these, 1,370,000 shares were held by non-affiliates of the registrant.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 as the registrant’s stock did not then and does not presently trade.

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

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “MXCS,” “we,” “us” or “our” are to Max Cash Media, Inc.

PART I

ITEM 1.	BUSINESS

General

We were incorporated in the State of Nevada on July 9, 2007, with the intention of acquiring and marketing intellectual properties within the entertainment industry.  We conducted minimal operations in this line of business and have since decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of December 10, 2010, we have two employees, who devote minimal time to Company matters.

Loans

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 bearing interest at a rate of 9% per annum.  Subject to prior conversion, interest and principal are due on the note on January 28, 2011.  The terms of conversion have not been determined but will be mutually determined by us and the holder.

On May 10, 2010, the Company issued a promissory note in the amount of $65,000 due November 9, 2011 and bearing interest at a rate of 10% per annum.

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

As of December 10, 2009, we had 10 shareholders of record of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the fiscal year ended September 30, 2010, we issued no equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Much of the discussion in this Item is “forward looking.”  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the SEC.

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

Plan of Operation

We were formed to engage in the acquisition and marketing of intellectual properties within the entertainment business.  We conducted minimal operations in this line of business and have since decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $50,000.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

We have conducted no material operations during the year ended September 30, 2010 and do not have any present operations.

Revenues

We have had no revenues since our inception.

Expenses

We incurred operating expenses of $83,800 for the fiscal year ended September 30, 2010, compared to operating expenses of $39,941 for the fiscal year ended September 30, 2009.  The increase in operating expenses for the fiscal year ended September 30, 2010 was mainly due to increased professional fees related to the preparation and filing of our periodic reports with the Securities and Exchange Commission.  Expenses for the fiscal year ended September 30, 2010 were comprised of $70,093 in professional fees and $13,707 in general and administrative expenses.

The operating expenses for the period from July 9, 2007 (date of inception) through September 30, 2010 amounted to $269,099 primarily due to the factors discussed above, offset by net interest income of $886 and net interest expense of $7,824.  We have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

The main components of our operating expenses during the fiscal year ended September 30, 2010 and 2009, and for the period from July 9, 2007 (date of inception) through September 30, 2010 were as follows:

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	For the Period from July 9, 2007 (inception) through September 30, 2010
Professional fees	$70,093	$29,326	$225,927
General and administrative expenses	$13,707	$10,615	$43,172

Net Loss

We incurred net loss in the amount of $90,826 for the fiscal ended September 30, 2010, as compared to net loss of $40,718 for the fiscal ended September 30, 2009.  Net loss for the period from July 9, 2007 (date of inception) through September 30, 2010 was $276,037.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months.  Completion of our plan of operation is subject to attaining adequate revenue.  We cannot assure investors that additional financing will be available.  In the absence of additional financing, we may be unable to proceed with our plan of operations.

Interest income was $21 for the fiscal year ended September 30, 2010, as compared to interest income of $0 for the fiscal year ended September 30, 2009.  The increase in interest income for the fiscal year ended September 30, 2010 was mainly due to higher average cash balances held in bank deposits.  Interest expense was $7,047 during the fiscal year ended September 30, 2010, as compared to $777 during the fiscal year ended September 30, 2009.  Interest expense during the fiscal year ended September 30, 2010 consisted mainly of interest on a convertible note in the principal amount of $50,000 issued by the Company in July 2009 and a promissory note in the amount of $65,000 issued by the Company in May 2010.  Net interest expense for the period from July 9, 2007 (date of inception) through September 30, 2010 amounted to $6,938.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  As of September 30, 2010 and 2009, we had cash of $11,410 and $22,545 and current liabilities of $67,054 and $4,963, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Since our inception, we have been financed primarily by loans and sales of our common stock.  From July 9, 2007 (inception) through September 30, 2010, we raised $137,000 from sales of shares of common stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000, and in May 2010, we issued a promissory note in the amount of $65,000.  The total net funds raised from financing activities of $252,000 since inception through September 30, 2010 have been used principally as follows: (a) $225,927 in professional fees in connection with the filing of a registration statement and our financial reporting requirements and (b) $43,172 in general and administrative expenses.  At September 30, 2010, we had available cash balances of $11,410 which are held in the interest bearing bank accounts.

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $240,590 from inception, and have a net loss since inception of $276,037. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $50,000. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months.  We expect that we will need to obtain additional capital in order to meet our operational needs, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Transactions

None.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2010 based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our principal executive officer and principal financial officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our Board of Directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 10, 2010, with respect to our officers and directors:

Name	Positions Held	Age	Date of Election or Appointment as Director

Noah Levinson	Chief Executive and Financial Officer, President, Treasurer and Director	38	July 9, 2007

Irv Pyun	Secretary and Director	54	July 9, 2007

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

Employment Agreements

We do not have any employment agreement or arrangement with any of our employees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit committee, a compensation committee and other applicable committees.

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

Corporate Governance

We are a shell corporation which has yet to achieve operating revenues.  Noah Levinson serves as our Chief Executive and Financial Officer, President, Treasurer and Director, and Irv Pyun serves as our Secretary and Director.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board of Directors is actively involved in our risk oversight function and collectively undertakes our risk oversight function.  This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy.  Our entire Board of Directors monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2010 and 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2010 that received annual compensation during the fiscal year ended September 30, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Noah Levinson,	2010	0	0	0	0	0	0	0	0
Chief Executive Officer & Director	2009	0	0	0	0	0	0	0	0

Irv Pyun,	2010	0	0	0	0	0	0	0	0
Secretary & Director	2009	0	0	0	0	0	0	0	0

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 10, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 10, 2010.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Noah Levinson (3)	Common Stock, par value $0.001 per share	5,000,000 shares (Direct)	78.5%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 6,370,000 shares of common stock issued and outstanding on December 10, 2010.

(3)	The address for Mr. Levinson is 50 Brompton Road, Apt. 1X, Great Neck, NY 11021.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use an office space provided by Noah Levinson, our Chief Executive Officer, at no cost to us.  Management has agreed to continue this arrangement until we complete an acquisition or merger.
Neither Noah Levinson nor Irv Pyun, our directors, is an independent director as each also serves as an officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009

Audit fees (1)	$13,088	$9,079

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$13,088	$9,079

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our Board of Directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

4.1	4.1	9% Convertible Promissory Note dated July 29, 2009 (4)

4.2	*	10% Promissory Note dated May 10, 2010

10.1	10.1	Securities Purchase Agreement, dated July 28, 2009, between Registrant and Paramount Strategy Corporation (4)

14	14	Code of Ethics (3)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

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

(4)
Filed with the Securities and Exchange Commission on December 29, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CASH MEDIA, INC.

Dated: December 10, 2010	By:	/s/Noah Levinson
Noah Levinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on December 10, 2010.

/s/Noah Levinson
Noah Levinson
Principal Executive Officer, Principal Financial
Officer and Director

/s/Irv Pyun
Irv Pyun
Director

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Max Cash Media, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Cash Media, Inc. (the “Company”) (A Development Stage Company) as for September 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the two years then ended and for the period from July 9, 2007 (Inception) to September 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Max Cash Media, Inc. (A Development Stage Company) as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended and for the period from July 9, 2007 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company is in the development stage with a net loss of $276,037 and used cash in operations of $240,590 since inception. In addition, the Company has a stockholders' deficiency of $120,644 and a working capital deficiency of $55,644 as of September 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 19, 2010

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2010	2009

ASSETS

Current Assets
Cash	$11,410	$22,545
Total Assets	$11,410	$22,545

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$9,230	$4,186
Accrued Interest Payable	7,824	777
Convertible Note Payable	50,000	-
Current Liabilities	67,054	4,963

Long Term Liabilities
Note Payable	65,000	50,000
Total Liabilities	132,054	54,963

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	149,023	146,423
Deficit accumulated during the development stage	(276,037)	(185,211)
Total Stockholder's Deficiency	(120,644)	(32,418)

Total Liabilities and Stockholders' Deficiency	$11,410	$22,545

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from July 9, 2007 (Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Operating Expenses
Professional fees	$70,093	$29,326	$225,927
General and administrative	13,707	10,615	43,172
Total Operating Expenses	83,800	39,941	269,099

Loss from Operations	(83,800)	(39,941)	(269,099)

Other Income / (Expense)
Interest Income	21	-	886
Interest Expense	(7,047)	(777)	(7,824)

Total Other Income / (Expense) - net	(7,026)	(777)	(6,938)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(90,826)	(40,718)	(276,037)

Provision for Income Taxes	-	-	-

NET LOSS	$(90,826)	$(40,718)	$(276,037)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to September 30, 2010

						Deficit
						accumulated		Total
					Additional	during the		Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	$-	6,370,000	$6,370	$149,023	$(276,037)	$-	$(120,644)

See accompanying notes to financial statements

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the Period from July 9, 2007 (Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(90,826)	$(40,718)	$(276,037)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	8,393
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	4,167	-
Increase in accounts payable and accrued expenses	5,044	2,686	14,230
Increase in accrued interest payable	7,047	777	7,824
Net Cash Used In Operating Activities	(76,135)	(30,488)	(240,590)

Cash Flows From Financing Activities:
Proceeds from note payable	65,000	4,585	69,585
Repayment of loan payable	-	(4,585)	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	50,000	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	65,000	50,000	252,000

Net Increase/(Decrease) in Cash	(11,135)	19,512	11,410

Cash at Beginning of Period	22,545	3,033	-

Cash at End of Period	$11,410	$22,545	$11,410

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$120	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$5,000	$5,000

See accompanying notes to financial statements

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and September 30, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2010 and 2009 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

	2010	2009

Expected income tax expense at the statutory rate of 38.55%	$(35,017)	$(15,699)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,006	2,931
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	34,011	12,768

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$100,755	$66,744
Valuation allowance	(100,755)	(66,744)
Deferred income taxes	$-	$-

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $257,600 available to offset future taxable income through 2030. The valuation allowance at September 30, 2010 was $100,755. The valuation allowance at September 30, 2009 was $66,744. The net change in the valuation allowance for the period ended September 30, 2010 was a increase of $34,011.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

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

(I) Fair Value of Financial Statements

The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, convertible note payable and note payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 3, 6 and 7).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 7).

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $593. (See Note 7)

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder, having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 7).

NOTE 3	FORGIVENESS OF A PAYABLE

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2(B), 6 and 7).

NOTE 4	LOAN PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000 due November 9, 2011 and bearing interest at a rate of 10% per annum.

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company.  The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007 (See Note 7).

NOTE 5	CONVERTIBLE NOTE PAYABLE

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum.  All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

NOTE 6	COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement was to remain in effect unless either party desired to cancel the agreement.   This agreement has been terminated as of July 31, 2008.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties.  Effective December 31, 2008, the amount of $5,000 was forgiven (See Notes 2(B), 3 and 7).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND 2009

NOTE 7	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2(B), 3 and 6).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007 (See Note 4).

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 2B)).

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $276,037 and a negative cash flow from operations of $240,590 since inception.  In addition, the Company has a stockholders’ deficiency of $120,644 and working capital deficiency of $55,644 as of September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.