Form 10-Q
period 2010-12-31
Max Cash Media Inc
filed 2011-02-07
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 4, 2011.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$1,721	$11,410
Total Assets	$1,721	$11,410

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$18,452	$9,230
Accrued Interest Payable	10,596	7,824
Note Payable	65,000	-
Convertible Note Payable	-	50,000
Current Liabilities	94,048	67,054

Long Term Liabilities
Convertible Note Payable	50,000	-
Note Payable	-	65,000
Total Liabilities	144,048	132,054

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	149,673	149,023
Deficit accumulated during the development stage	(298,370)	(276,037)
Total Stockholder's Deficiency	(142,327)	(120,644)

Total Liabilities and Stockholders' Deficiency	$1,721	$11,410

See accompanying notes to condensed unaudited financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from July 9, 2007
	December 31, 2010	December 31, 2009	(Inception) to December 31, 2010
Operating Expenses
Professional fees	$17,374	$35,013	$243,301
General and administrative	2,188	1,662	45,360
Total Operating Expenses	19,562	36,675	288,661

Loss from Operations	(19,562)	(36,675)	(288,661)

Other Income / (Expense)
Interest Income	2	2	888
Interest Expense	(2,773)	(1,134)	(10,597)

Total Other Income / (Expense) - net	(2,771)	(1,132)	(9,709)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(22,333)	(37,807)	(298,370)

Provision for Income Taxes	-	-	-

NET LOSS	$(22,333)	$(37,807)	$(298,370)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000

See accompanying notes to condensed unaudited financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to December 31, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10 per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10 per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	$-	6,370,000	$6,370	$149,023	$(276,037)	$-	$(120,644)

In kind contribution of services	-	-	-	-	650	-	-	650

Net loss for the three months ended December 31, 2010	-	-	-	-	-	(22,333)	-	(22,333)

Balance, December 31, 2010	-	$-	6,370,000	$6,370	$149,673	$(298,370)	$-	$(142,327)

See accompanying notes to condensed unaudited financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from July 9, 2007
	December 31, 2010	December 31, 2009	(Inception) to December 31, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(22,333)	$(37,807)	$(298,370)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	650	650	9,043
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	9,222	30,591	23,452
Increase in accrued interest payable	2,772	1,134	10,596
Net Cash Used In Operating Activities	(9,689)	(5,432)	(250,279)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	69,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	-	252,000

Net Increase/(Decrease) in Cash	(9,688)	(5,432)	1,721

Cash at Beginning of Period	11,410	22,545	-

Cash at End of Period	$1,721	$17,113	$1,721

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Max Cash Media, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 9, 2007, with the intention of acquiring and marketing intellectual properties within the entertainment industry.  The Company conducted minimal operations in this line of business and has since decided to discontinue operations in this area.  The Company is presently inactive, but is looking at ventures of merit for corporate participation as means of enhancing shareholder value.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and September 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2010 and 2009 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
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
AS OF DECEMBER 31, 2010
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the three months ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $650 (See Note 7).

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
AS OF DECEMBER 31, 2010
(UNAUDITED)

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

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000due January 28, 2011 and bearing interest at a rate of 9% per annum. On January 28, 2011 the Company extended the due date of the note to July 27, 2012.   All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note (See Note 9).

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

For the three months ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $650 (See Note 2(B)).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(UNAUDITED)

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2(b) and 6).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007 (See Note 4).

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $593 (See Note 2(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 2(c)).

NOTE 8	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage and has accumulated losses of $298,370 and a negative cash flow from operations of $250,279 since inception.  In addition, the Company has a stockholders’ deficiency of $142,327 and a working capital deficiency of $92,327 as of December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

On January 28, 2011, the Company extended the due date of the $50,000 convertible promissory note to July 27, 2012.   The interest rate of 9% per annum remained the same (See Note 5).

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

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to a general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission.

Limited Operating History

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

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through December 31, 2010.

Three Months Ended December 31, 2010

We incurred an operating loss of $19,562 for the three month period ended December 31, 2010, compared to an operating loss of $36,675 for the three month period ended December 31, 2009.  The decrease in operating loss for the three month period ended December 31, 2010 was mainly due to decreased professional fees related to our financial reporting obligations, partially offset by higher general and administrative expenses.

Net loss for the three-month period ended December 31, 2010 was $22,333, compared to a net loss of $37,807 for the three-month period ended December 31, 2009.   Expenses in the three-month period ended December 31, 2010 were comprised of professional fees of $17,374, general and administrative expenses of $2,188, and interest expenses of $2,773.

Interest expenses related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $2,773 for the three months ended December 31, 2010.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on July 27, 2012, and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Period from Inception to December 31, 2010

We incurred an operating loss of $288,661 for the period from July 9, 2007 (inception) through December 31, 2010, and we have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through December 31, 2010 amounted to $298,370.   Expenses in that period were comprised of professional fees of $243,301, general and administrative expenses of $45,360, and interest expenses of $10,597.

Liquidity and Capital Resources

Since our inception, we have been financed primarily by loans and private placements of our common stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007 and $111,500 in October 2007 from sales of common stock.  The total net funds raised of $252,000 since inception through December 31, 2010 have been used principally as follows: (a) $45,360 in general and administrative expenses, and (b) $243,301 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At December 31, 2010, we had available cash balances of $1,721 which are held in interest bearing bank accounts.

As reflected in the accompanying unaudited condensed financial statements, we are in the development stage with no operations, we have used net cash in operations of $250,279 from inception, and have a net loss since inception of $298,370. The Company also has a working capital deficiency of $92,327 and a stockholders’ deficiency of $142,327 as of December 31, 2010.    This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The management of Max Cash Media, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our senior management, consisting of Noah Levinson, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

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

We issued no equity securities during the quarter ended December 31, 2010.

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

February 7, 2011	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer