Form 10-Q
period 2011-03-31
Max Cash Media Inc
filed 2011-05-10
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 6, 2011.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

PAGE

Condensed Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	4

Condensed Statements of Operations for the three and six months ended March 31, 2011 and 2010, and for the period from July 9, 2007 (inception) to March 31, 2011 (unaudited).	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from July 9, 2007 (inception) to March 31, 2011 (unaudited)	6

Condensed Statements of Cash Flows for the six months ended March 31, 2011 and 2010, and for the period from July 9, 2007 (inception) to March 31, 2011 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$568	$11,410
Total Assets	$568	$11,410

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$29,695	$9,230
Accrued Interest Payable	13,309	7,824
Note Payable	65,000	-
Convertible Note Payable	-	50,000
Current Liabilities	108,004	67,054

Long Term Liabilities
Convertible Note Payable	50,000	-
Note Payable	-	65,000
Total Liabilities	158,004	132,054

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	150,323	149,023
Deficit accumulated during the development stage	(314,129)	(276,037)

Total Stockholder's Deficiency	(157,436)	(120,644)

Total Liabilities and Stockholders' Deficiency	$568	$11,410

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from July 9, 2007
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	(Inception) to March 31, 2011
Operating Expenses
Professional fees	$10,777	$14,123	$28,151	$49,137	$254,078
General and administrative	2,261	1,250	4,449	2,912	47,621
Total Operating Expenses	13,038	15,373	32,600	52,049	301,699

Loss from Operations	(13,038)	(15,373)	(32,600)	(52,049)	(301,699)

Other Income / (Expense)
Interest Income	-	1	2	3	888
Interest Expense	(2,721)	(1,110)	(5,494)	(2,244)	(13,318)

Total Other Income / (Expense) - net	(2,721)	(1,109)	(5,492)	(2,241)	(12,430)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(15,759)	(16,482)	(38,092)	(54,290)	(314,129)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(15,759)	$(16,482)	$(38,092)	$(54,290)	$(314,129)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,370,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficiency)
For the Period from July 9, 2007 (Inception) to March 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional paid-in	accumulated during the development	Subscription	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	$-	6,370,000	$6,370	$149,023	$(276,037)	$-	$(120,644)

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Net loss for the six months ended March 31, 2011	-	-	-	-	-	(38,092)	-	(38,092)

Balance, March 31, 2011	-	$-	6,370,000	$6,370	$150,323	$(314,129)	$-	$(157,436)

See accompanying notes to condensed unauditedfinancial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months ended		For the Period from July 9, 2007
	March 31, 2011	March 31, 2010	(Inception) to March 31, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(38,092)	$(54,290)	$(314,129)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	9,693
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	20,465	28,203	34,695
Increase in accrued interest payable	5,485	2,244	13,309
Net Cash Used In Operating Activities	(10,842)	(22,543)	(251,432)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	69,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	-	252,000

Net Increase/(Decrease) in Cash	(10,842)	(22,543)	568

Cash at Beginning of Period	11,410	22,545	-

Cash at End of Period	$568	$2	$568

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and September 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2011 and 2010 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

(I) Fair Value of Financial Statements

The carrying amounts reported in the balance sheet for accounts payable, accrued interest payable, convertible note payable and note payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the six months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 7).

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
AS OF MARCH 31, 2011
(UNAUDITED)

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

For the six months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 2B, 3 and 6).

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage and has accumulated losses of $314,129 and a negative cash flow from operations of $251,432 since inception.  In addition, the Company has a stockholders’ deficiency of $157,436 and working capital deficiency of $107,436 as of March 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through March 31, 2011.

Three Months Ended March 31, 2011

We incurred an operating loss of $13,038 for the three month period ended March 31, 2011, compared to an operating loss of $15,373 for the three month period ended March 31, 2010.  The decrease in operating loss for the three month period ended March 31, 2011 was mainly due to decreased professional fees related to our financial reporting obligations, partially offset by higher general and administrative expenses.

Net loss for the three month period ended March 31, 2011 was $15,759, compared to a net loss of $16,482 for the three month period ended March 31, 2010.   Expenses in the three month period ended March 31, 2011 were comprised of professional fees of $10,777, general and administrative expenses of $2,261, and net interest expenses of $2,721.

Interest expense related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $2,721 for the three months ended March 31, 2011.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on July 27, 2012, and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Six Months Ended March 31, 2011

We incurred an operating loss of $32,600 for the six month period ended March 31, 2011, compared to an operating loss of $52,049 for the six month period ended March 31, 2010.  The decrease in operating loss for the six month period ended March 31, 2011 was mainly due to decreased professional fees related to our financial reporting obligations, partially offset by higher general and administrative expenses.

Net loss for the six month period ended March 31, 2011 was $38,092, compared to a net loss of $54,290 for the six month period ended March 31, 2010.   Expenses in the six month period ended March 31, 2011 were comprised of professional fees of $28,151, general and administrative expenses of $4,449, and net interest expenses of $5,492.

Interest expenses related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $5,494 for the six months ended March 31, 2011.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on July 27, 2012, and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Period from Inception to March 31, 2011

We incurred an operating loss of $301,699 for the period from July 9, 2007 (inception) through March 31, 2011, and we have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through March 31, 2011 amounted to $314,129.   Expenses in that period were comprised of professional fees of $254,078, general and administrative expenses of $47,621, and net interest expenses of $12,430.

Liquidity and Capital Resources

Since our inception, we have been financed primarily by loans and private placements of our common stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007 and $137,000 in October 2007 from sales of common stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000, and in May 2010, we issued a promissory note in the amount of $65,000.  The total net funds raised of $252,000 since inception through March 31, 2011 have been used principally as follows: (a) $47,621 in general and administrative expenses, and (b) $254,078 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At March 31, 2011, we had available cash balances of $568 which are held in interest bearing bank accounts.

As reflected in the accompanying unaudited financial statements, we are in the development stage with no operations, we have used net cash in operations of $251,432 from inception, and have a net loss since inception of $314,129. The Company also has a working capital deficiency of $107,436 and a stockholders’ deficiency of $157,436 as of March 31, 2011.    This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The management of Max Cash Media, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Noah Levinson, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

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

May 6, 2011	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer