Form 10-Q
period 2011-06-30
Max Cash Media Inc
filed 2011-08-15
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 15, 2011.

MAX CASH MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
Condensed Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	4
Condensed Statements of Operations for the three and nine months ended June 30, 2011 and 2010, and for the period from July 9, 2007 (inception) to June 30, 2011 (unaudited).	5
Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from July 9, 2007 (inception) to June 30, 2011 (unaudited)	6
Condensed Statements of Cash Flows for the three and nine months ended June 30, 2011 and 2010, and for the period from July 9, 2007 (inception) to June 30, 2011 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
	June 30,
	2011	September 30,
	(Unaudited)	2010
Current Assets
Cash	$113	$11,410
Prepaid Expense	1,750	-

Total Assets	$1,863	$11,410

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$41,632	$9,230
Accrued Interest Payable	16,051	7,824
Note Payable	65,000	-
Convertible Note Payable	-	50,000
Current Liabilities	122,683	67,054

Long Term Liabilities
Convertible Note Payable	50,000	-
Note Payable	-	65,000
Total Liabilities	172,683	132,054

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000 shares
issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	150,973	149,023
Deficit accumulated during the development stage	(328,163)	(276,037)
Total Stockholder's Deficiency	(170,820)	(120,644)

Total Liabilities and Stockholders' Deficiency	$1,863	$11,410

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 9, 2007 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Operating Expenses
Professional fees	$7,741	$9,185	$35,892	$58,322	$261,819
General and administrative	3,550	1,323	8,000	4,235	51,172
Total Operating Expenses	11,291	10,508	43,892	62,557	312,991

Loss from Operations	(11,291)	(10,508)	(43,892)	(62,557)	(312,991)

Other Income / (Expense)
Interest Income	-	5	2	8	888
Interest Expense	(2,742)	(2,029)	(8,236)	(4,273)	(16,060)

Total Other Income / (Expense) - net	(2,742)	(2,024)	(8,234)	(4,265)	(15,172)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,033)	(12,532)	(52,126)	(66,822)	(328,163)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(14,033)	$(12,532)	$(52,126)	$(66,822)	$(328,163)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000	6,370,000	6,370,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficiency)
For the Period from July 9, 2007 (Inception) to June 30, 2011
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Deficit accumulated during the development	Subscription	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)
Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000
Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-
In kind contribution of services	-	-	-	-	593	-	-	593
Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)
Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)
Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500
Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500
In kind contribution of services	-	-	-	-	2,600	-	-	2,600
Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)
Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700
In kind contribution of services	-	-	-	-	2,600	-	-	2,600
Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000
Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)
Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)
In kind contribution of services	-	-	-	-	2,600	-	-	2,600
Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)
Balance, September 30, 2010	-	$-	6,370,000	$6,370	$149,023	$(276,037)	$-	$(120,644)
In kind contribution of services	-	-	-	-	1,950	-	-	1,950
Net loss for the nine months ended June 30, 2011	-	-	-	-	-	(52,126)	-	(52,126)
Balance, June 30, 2011	-	$-	6,370,000	$6,370	$150,973	$(328,163)	$-	$(170,820)

See accompanying notes to condensed unauditedfinancial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months ended		For the Period from July 9, 2007 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(52,126)	$(66,822)	$(328,163)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,950	1,950	10,343
Shares issued to founder for services	-	-	5,000
Changes in operating assets and liabilities:
(Increase)Decrease In prepaid expenses	(1,750)	-	(1,750)
Increase in accounts payable and accrued expenses	32,403	28,611	46,632
Increase in accrued interest payable	8,226	4,273	16,051
Net Cash Used In Operating Activities	(11,297)	(31,988)	(251,887)

Cash Flows From Financing Activities:
Proceeds from note payable	-	65,000	69,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	65,000	252,000

Net Increase/(Decrease) in Cash	(11,297)	33,012	113

Cash at Beginning of Period	11,410	22,545	-

Cash at End of Period	$113	$55,557	$113

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and September 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2011 and 2010 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

(J) Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the nine months ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 7).

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
AS OF JUNE 30, 2011
(UNAUDITED)

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

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum. On January 28, 2011 the Holder of the note extended the due date of the note to July 27, 2012.   All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 7	RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $1,950 (See Note 2(B)).

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

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $328,163 and a negative cash flow from operations of $251,887 since inception.  In addition, the Company has a stockholders’ deficiency of $170,820 and working capital deficiency of $120,820 as of June 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENTS

During August 2011, the Company issued $57,900 of 10% convertible notes payable due the earlier of January 31, 2013 or upon the completion by the Company of a securities offering or other financing in which the Company raises a minimum of one million dollars.  The notes and accrued interest will be converted into the same instruments issued in the offering at the same price and terms in the offering.  Each holder is limited in their conversion to 9.99% of the total outstanding common shares.  If the notes are not converted, the notes require the Company to pay interest in shares of common stock on the due date based on the 10 day weighted average price of the Company’s common stock or if not such price exists, at a rate determined by the Board of Directors.  The notes are unsecured.

The Company (i) is currently negotiating a reverse triangular merger (the “Merger”) with Prism Corporation, an Oklahoma corporation (“Prism”), a privately held company active in the oil, gas and energy business in several states of the southern and western United States, and (ii) may conduct a private placement offering (the “PPO”) for up to 2,500,000 shares of its common stock, par value $0.0001 (the “Common Stock”), to close simultaneously with the closing of the Merger.  At this stage, no definitive terms for the Merger or PPO have been agreed to between the Company and Prism, and neither party is currently bound to proceed with either transaction, and there can be no assurance that any such transaction will be definitively agreed to or that the Company will be able to raise funding for the PPO on acceptable terms or at all, or that all conditions to closing contained in any definitive agreements will be satisfied.

On August 9, 2011, the Company had a first closing of a private placement (the “Bridge Offering”) of $1,000,000 principal amount of our 8% Secured Convertible Promissory Notes (the “Notes”).  The Company may sell up to an additional $1,000,000 principal amount of Notes in the Bridge Offering (although there can be no assurance that this will occur).  The Notes will mature three months from the date of issuance.  Accrued interest will be payable at maturity or upon earlier conversion as described below.

All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into shares of the Company’s Common Stock simultaneously with the closing of the Merger (if it occurs) at a price of $1.00 per share (subject to adjustment in certain circumstances).  Conversion of the Notes by any holder is subject to a customary 4.99% “blocker.”

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

The net proceeds of the sale of the Notes in this closing was (and the net proceeds of any future sale of the Notes will be) utilized by the Company to make a loan (the “Bridge Loan”) to Prism under an 8% Secured Bridge Loan Promissory Note, under which all accrued interest is payable at maturity, and which will mature on the earlier to occur of (a) three months from the date of issuance or (b) the closing of any subsequent financing by Prism that results in gross proceeds to Prism of an amount equal to or greater than the aggregate amount loaned to Prism under the Bridge Loan; provided that upon the consummation of the Merger (if it occurs) prior to such maturity, all indebtedness of Prism to the Company (including accrued interest) represented by the Bridge Loan would be deemed canceled and paid in full.

The Notes are secured by: (i) a first priority security interest in all of the Company’s assets relating to the Bridge Loan, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of Prism now owned or hereafter acquired by Prism; and (iii) a pledge by certain shareholders of Prism of 100% of the outstanding capital stock of Prism.

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

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through June 30, 2011.

Three Months Ended June 30, 2011

We incurred an operating loss of $11,291 for the three month period ended June 30, 2011, compared to an operating loss of $10,508 for the three month period ended June 30, 2010.  The increase in operating loss for the three month period ended June 30, 2011 was mainly due to a decrease in professional fees related to our financial reporting obligations, partially offset by higher general and administrative expenses.

Net loss for the three month period ended June 30, 2011 was $14,033, compared to a net loss of $12,532 for the three month period ended June 30, 2010.   Expenses in the three month period ended June 30, 2011 were comprised of professional fees of $7,741, general and administrative expenses of $3,550, and net interest expenses of $2,742.

Interest expenses related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $2,742 for the three months ended June 30, 2011.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on July 27, 2012, and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Nine Months Ended June 30, 2011

We incurred an operating loss of $43,892 for the nine month period ended June 30, 2011, compared to an operating loss of $62,557 for the nine month period ended June 30, 2010.  The decrease in operating loss for the nine month period ended June 30, 2011 was mainly due to decreased professional fees related to our financial reporting obligations, partially offset by higher general and administrative expenses.

Net loss for the nine month period ended June 30, 2011 was $52,126, compared to a net loss of $66,822 for the nine month period ended June 30, 2010.   Expenses in the nine month period ended June 30, 2011 were comprised of professional fees of $35,892, general and administrative expenses of $8,000, and net interest expenses of $8,234.

Interest expenses related to the promissory notes that we issued on July 29, 2009 and May 10, 2010 were $8,236 for the nine months ended June 30, 2011.  The convertible promissory note issued on July 29, 2009 is in the principal amount of $50,000, it bears interest at an annual rate of 9%, it is due on July 27, 2012, and it may be converted into shares of our common stock at a conversion price per share to be agreed by the Company and the note holder.  The promissory note issued on May 10, 2010 is in the principal amount of $65,000, it bears interest at an annual rate of 10% and it is due on November 9, 2011.

Period from Inception to June 30, 2011

We incurred an operating loss of $312,991 for the period from July 9, 2007 (inception) through June 30, 2011, and we have not generated any operating revenues since inception.  We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through June 30, 2011 amounted to $328,163.   Expenses in that period were comprised of professional fees of $261,819, general and administrative expenses of $51,172, and net interest expenses of $15,172.

Liquidity and Capital Resources

Since our inception, we have been financed primarily by loans and private placements of our common stock.  We raised $25,500 from July 9, 2007 (inception) through September 30, 2007 and $137,000 in October 2007 from sales of common stock.  In July 2009, we issued a convertible promissory note in the principal amount of $50,000, and in May 2010, we issued a promissory note in the amount of $65,000.  The total net funds raised of $252,000 since inception through June 30, 2011 have been used principally as follows: (a) $51,172 in general and administrative expenses, and (b) $261,819 in professional fees in connection with the filing of a registration statement and our financial reporting requirements.  At June 30, 2011, we had available cash balances of $113 which are held in interest bearing bank accounts.

As reflected in the accompanying financial statements, we are in the development stage with no operations, we have used net cash in operations of $251,887 from inception, and have a net loss since inception of $328,163. The Company also has a working capital deficiency of $120,820 and a stockholders’ deficiency of $170,820 as of June 30, 2011.    This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Subsequent Events

On August 1, 2011, we conducted a first closing of a private placement offering solely to existing investors of our 10% convertible promissory notes. In the first closing of this offering, we sold $57,900 in principal amount of the notes.

The notes bear interest at a rate of 10% per annum, mature on January 13, 2013, and both the principal and accrued interest will be mandatorily converted upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by us, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by us, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

Prism Corporation

We (i) are currently negotiating a reverse triangular merger (the “Merger”) with Prism Corporation, an Oklahoma corporation (“Prism”), a privately held company active in the oil, gas and energy business in several states of the southern and western United States, and (ii) may conduct a private placement offering (the “PPO”) for up to 2,500,000 shares of our common stock, par value $0.0001 (the “Common Stock”), to close simultaneously with the closing of the Merger.  At this stage, no definitive terms for the Merger or PPO have been agreed to between us and Prism, and neither party is currently bound to proceed with either transaction, and there can be no assurance that any such transaction will be definitively agreed to or that we will be able to raise funding for the PPO on acceptable terms or at all, or that all conditions to closing contained in any definitive agreements will be satisfied.

On August 9, 2011, we had a first closing of a private placement (the “Bridge Offering”) of $1,000,000 principal amount of our 8% Secured Convertible Promissory Notes (the “Notes”).  We may sell up to an additional $1,000,000 principal amount of Notes in the Bridge Offering (although there can be no assurance that this will occur).  The Notes will mature three months from the date of issuance.  Accrued interest will be payable at maturity or upon earlier conversion as described below.

All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into shares of our Common Stock simultaneously with the closing of the Merger (if it occurs) at a price of $1.00 per share (subject to adjustment in certain circumstances).  Conversion of the Notes by any holder is subject to a customary 4.99% “blocker.”

The net proceeds of the sale of the Notes in this closing was (and the net proceeds of any future sale of the Notes will be) utilized by us to make a loan (the “Bridge Loan”) to Prism under an 8% Secured Bridge Loan Promissory Note, under which all accrued interest is payable at maturity, and which will mature on the earlier to occur of (a) three months from the date of issuance or (b) the closing of any subsequent financing by Prism that results in gross proceeds to Prism of an amount equal to or greater than the aggregate amount loaned to Prism under the Bridge Loan; provided that upon the consummation of the Merger (if it occurs) prior to such maturity, all indebtedness of Prism to us (including accrued interest) represented by the Bridge Loan would be deemed canceled and paid in full.

The Notes are secured by: (i) a first priority security interest in all of our assets relating to the Bridge Loan, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of Prism now owned or hereafter acquired by Prism; and (iii) a pledge by certain shareholders of Prism of 100% of the outstanding capital stock of Prism.

The sale of the Notes was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchasers of the securities represented their intention to acquire the Notes for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transactions.  All purchasers of the Notes represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Notes and had the ability to bear the economic risks of the investment, and that they had adequate access to information about us.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

We issued no equity securities during the quarter ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Securities Purchase Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein

10.2	Registration Rights Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein

10.3	Form of 8% Secured Convertible Promissory Note

10.4	Prism Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

10.5	Pledge Agreement dated as of August 4, 2011 by and between the Registrant and the Pledgor(s) set forth therein

10.6	Bridge Loan Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

10.7	Company Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX CASH MEDIA, INC.

August 15, 2011	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer