Form 10-Q/A
period 2011-06-30
Max Cash Media Inc
filed 2011-08-25
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-148722

MAX CASH MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

50 Brompton Road, Apt. 1X
Great Neck, NY  11021
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

EXPLANATORY NOTE

This Amendment No. 1 to Max Cash Media, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s condensed balance sheets as of June 30, 2011 (unaudited) and September 30, 2010, (ii) the Company’s unaudited condensed statements of operations for the three and nine months ended June 30, 2011 and 2010, (iii) the Company’s unaudited statement in changes in stockholders’ equity (deficiency) for the period from July 9, 2007 (inception) to June 30, 2011, (iv) the Company’s unaudited condensed statements of cash flows for the nine months ended June 30, 2011 and 2010, and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX CASH MEDIA, INC.

August 25, 2011	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer

EXHIIBIT INDEX

*	31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	10.1	Securities Purchase Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein

*	10.2	Registration Rights Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein

*	10.3	Form of 8% Secured Convertible Promissory Note

*	10.4	Prism Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

*	10.5	Pledge Agreement dated as of August 4, 2011 by and between the Registrant and the Pledgor(s) set forth therein

*	10.6	Bridge Loan Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

*	10.7	Company Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Previously filed.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.