Form 10-K
period 2011-09-30
Max Cash Media Inc
filed 2012-01-13
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of January 12, 2012 there were 6,370,000 shares of the registrant’s common stock, par value $0.001, issued and outstanding. Of these, 1,370,000 shares were held by non-affiliates of the registrant. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 as the registrant’s stock did not then and does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of federal securities laws. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “MXCS,” “we,” “us” or “our” are to Max Cash Media, Inc.

PART I

ITEM 1.      BUSINESS

General

We were incorporated in the State of Nevada on July 9, 2007, with the intention of acquiring and marketing intellectual properties within the entertainment industry. We conducted minimal operations in this line of business and decided to discontinue operations in this area. We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

Transactions with Prism Corporation

In August 2011, we entered negotiations relating to a proposed reverse triangular merger (the “Merger”) with Prism Corporation, an Oklahoma corporation (“Prism”), a privately held company active in the oil, gas and energy business in several states of the southern and western United States. In connection with those Merger discussions with Prism, it was contemplated that we might conduct a private placement offering (the “PPO”) for up to 2,500,000 shares of our common stock, par value $0.0001 (the “Common Stock”), to close simultaneously with the closing of the Merger.

On August 9, 2011, we had a first closing of a private placement (the “Bridge Offering”) of $1,000,000 principal amount of our 8% Secured Convertible Promissory Notes (the “Notes”).  On August 18, 2011, we had a second closing of the Bridge Offering of $500,000 principal amount of Notes, on August 31, 2011, we had a third closing of the Bridge Offering of $250,000 principal amount of Notes, and on September 29, 2011, we had a fourth closing of the Bridge Offering of $250,000 principal amount of Notes. In the aggregate, we sold $2,000,000 in principal amount of the Notes. Each of the Notes matured three months from the date of issuance.  Accrued interest was to be payable at maturity or upon earlier conversion as described below.

All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes was to be converted automatically into shares of our Common Stock simultaneously with the closing of the Merger at a price of $1.00 per share (subject to adjustment in certain circumstances).

 The net proceeds of the sale of the Notes in the Bridge Offering were utilized by us to make loans (the “Bridge Loans”) to Prism under four 8% Secured Bridge Loan Promissory Notes (aggregating to $2,000,000 in principal amount), under which all accrued interest was to be payable at maturity, and which were to mature on the earlier to occur of (a) three months from the date of issuance or (b) the closing of any subsequent financing by Prism that resulted in gross proceeds to Prism of an amount equal to or greater than the aggregate amount loaned to Prism under the Bridge Loans; provided that upon the consummation of the Merger prior to such maturity, all indebtedness of Prism to us (including accrued interest) represented by the Bridge Loans was to be deemed canceled and paid in full.

The Notes are secured by: (i) a first priority security interest in all of our assets relating to the Bridge Loans, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of Prism now owned or hereafter acquired by Prism; and (iii) a pledge by certain shareholders of Prism of 100% of the outstanding capital stock of Prism.

Discussions with Prism relating to the proposed Merger and related PPO terminated with neither Prism nor us being bound to proceed with the Merger or PPO. All of the Bridge Loans and the Notes have passed their maturity dates and all are currently in default. Discussions are underway with Prism relating to the repayment to us of the $2,000,000 aggregate principal amount of the Bridge Loans along with accrued and unpaid interest on the Bridge Loans. We have also begun legal actions against Prism (see Part I, Item 3. Legal Actions, below, for a discussion of the legal proceedings relating to this matter) and we intend to aggressively pursue all legal remedies available to us in connection with the collection of these debts.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of September 30, 2011, we had two employees, who devote minimal time to Company matters.

ITEM 1A.    RISK FACTORS

Not Applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.       PROPERTIES

Our principal executive office is located at 50 Brompton Road, Apt. 1X, Great Neck, NY 11021. The office is provided to us on a rent free basis by our Chief Executive Officer, Noah Levinson.

ITEM 3.       LEGAL PROCEEDINGS

On January 9, 2012, we commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President Joe Loftis (the “Defendants”). The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue. In an effort to ensure that our first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, we also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral. The parties are due back in Court on January 19, 2012, at which time our attorneys will continue to aggressively pursue all available remedies.

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

As of September 30, 2011, we had 11 shareholders of record of our common stock.

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

During the fiscal year ended September 30, 2011, we issued no equity securities.

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

Results of Operations

We have conducted no material operations during the year ended September 30, 2011 and do not have any present operations.

Revenues

We have had no revenues since our inception.

Expenses

We incurred operating expenses of $78,353 for the fiscal year ended September 30, 2011, compared to operating expenses of $83,800 for the fiscal year ended September 30, 2010. The decrease in operating expenses for the fiscal year ended September 30, 2011 was mainly due to decreased professional fees related to the preparation and filing of our periodic reports with the Securities and Exchange Commission.

The operating expenses for the period from July 9, 2007 (date of inception) through September 30, 2011 amounted to $347,452 primarily due to the factors discussed above. We have not generated any operating revenues since inception. We anticipate that we will not generate any operating revenues until we are able to raise additional capital for funding our operations.

The main components of our operating expenses during the fiscal year ended September 30, 2011 and 2010, and for the period from July 9, 2007 (date of inception) through September 30, 2011 were as follows:

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	For the Period from July 9, 2007 (inception) through September 30, 2011
Professional fees	$59,860	$70,093	$285,787
General and administrative expenses	$18,493	$13,707	$61,665

Net Loss

We incurred net loss in the amount of $2,109,308 for the fiscal year ended September 30, 2011, as compared to net loss of $90,826 for the fiscal year ended September 30, 2010. Net loss for the period from July 9, 2007 (date of inception) through September 30, 2011 was $2,385,345.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

Interest income was $5 for the fiscal year ended September 30, 2011, as compared to interest income of $21 for the fiscal year ended September 30, 2010. The decrease in interest income for the fiscal year ended September 30, 2011 was mainly due to lower average cash balances held in bank deposits. Interest expense was $30,960 during the fiscal year ended September 30, 2011, as compared to $7,047 during the fiscal year ended September 30, 2010. Interest expense during the fiscal year ended September 30, 2011 consisted mainly of interest on a convertible note in the principal amount of $50,000 issued by the Company in July 2009, promissory note in the amount of $65,000 issued by the Company in May 2010, a series of convertible notes in the principal amount of $66,125 issued by the Company in July 2011 and a series of convertible notes in the principal amount of $2,000,000 issued by the Company in August 2011. Net interest expense for the period from July 9, 2007 (date of inception) through September 30, 2011 amounted to $38,784.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2011 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operative revenues since our inception. As of September 30, 2011 and 2010, we had cash of $25,205 and $11,410 and current liabilities of $2,123,668 and $67,054, respectively. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Since our inception, our ongoing operating costs have been financed primarily by loans and sales of our common stock. From July 9, 2007 (inception) through September 30, 2011, we raised $137,000 from sales of shares of common stock. In July 2009, we issued a convertible promissory note in the principal amount of $50,000, in May 2010, we issued a promissory note in the amount of $65,000 and from August to September 2011, we issued $2,066,125 in principal amount of convertible promissory notes (the “2011 Convertible Notes”). The total net funds raised from financing activities of $2,312,536 since inception through September 30, 2011 have been used principally as follows: (a) $285,787 in professional fees in connection with the filing of a registration statement and our financial reporting requirements and (b) $61,665 in general and administrative expenses. At September 30, 2011, we had available cash balances of $25,205 which are held in the interest bearing bank accounts.

As discussed in Part I, “Business,” above, between August and September of 2011 we sold $2,000,000 in principal amount of the Notes in the Bridge Offering, which we, in turn, in contemplation of the proposed Merger with Prism, lent to Prism under the Bridge Loans. The Merger did not go forward and the Notes and Bridge Loans have reached maturity and are all currently in default.

According to their original terms, the 2011 Convertible Notes were supposed to automatically convert at the initial closing of the next private placement following the issuance of the 2011 Convertible Notes in which we sold at least $1,000,000 of our securities into the securities sold in such private placement. As such, the 2011 Convertible Notes were supposed to have converted into Notes as sold in the Bridge Offering. We have amended the 2011 Convertible Notes such that this conversion feature did not apply with respect to the Bridge Offering.

As reflected in the accompanying financial statements, we are in the development stage with no operations, used cash in operations of $287,331 from inception, and have a net loss since inception of $2,385,345. In addition, we have a stockholders’ deficiency of $2,227,352 and a working capital deficiency of $2,098,463. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $50,000, not including the $2,000,000 in aggregate principal amount of the Notes plus accrued interest that we are obligated to repay to the investors who participated in the Bridge Offering. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months. We expect that we will need to obtain additional capital in order to meet our operational needs, repay the Notes, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

We will adopt the methodologies prescribed by this ASU by the date required, and do not anticipate that the ASU will have a material effect on our financial position or results of operations.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Not applicable.

ITEM 9A     CONTROLS AND PROCEDURES

Our Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to our management, including our principal executive financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our senior management, including our chief executive financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer, Noah Levinson concluded as of the Evaluation Date that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of January 12, 2012, with respect to our officers and directors:

Name	Positions Held	Age	Date of Election or Appointment as Director

Noah Levinson	Chief Executive and Financial Officer, President, Treasurer and Director	39	July 9, 2007

Irv Pyun	Secretary and Director	55	July 9, 2007

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2011 that received annual compensation during the fiscal year ended September 30, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Noah Levinson,	2011	0	0	0	0	0	0	0	0
Chief Executive Officer & Director	2010	0	0	0	0	0	0	0	0

Irv Pyun,	2011	0	0	0	0	0	0	0	0
Secretary & Director	2010	0	0	0	0	0	0	0	0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2011, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 12, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of January 12, 2012. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)	There were 6,370,000 shares of common stock issued and outstanding on January 12, 2012.

(3)	The address for Mr. Levinson is 50 Brompton Road, Apt. 1X, Great Neck, NY 11021.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use an office space provided by Noah Levinson, our Chief Executive Officer, at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

Neither Noah Levinson nor Irv Pyun, our directors, is an independent director as each also serves as an officer.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2011	Fiscal year ended September 30, 2010

Audit fees (1)	$13,441	$13,088
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$13,441	$13,088

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

4.1	4.1	9% Convertible Promissory Note dated July 29, 2009 (4)

4.2	*	Form of 10% Promissory Note dated May 10, 2010

4.3	*	Form of Amendment to 9% Convertible Promissory Note dated July 29, 2009

4.4	*	Form of 2011 10% Convertible Promissory Note

4.5	10.3	Form of 8% Secured Convertible Promissory Note (5)

4.6	*	Form of Amendment to 10% Promissory Note dated May 10, 2010
4.7	*	Form of Amendment to 2011 10% Convertible Promissory Notes

10.1	10.1	Securities Purchase Agreement, dated July 28, 2009, between Registrant and Paramount Strategy Corporation (4)

10.2	*	Form of 2011 10% Convertible Promissory Note Subscription Agreement

10.3	10.1	Securities Purchase Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein (5)

10.4	10.2	Registration Rights Agreement dated as of August 4, 2011 by and between the Registrant and the Buyer(s) set forth therein (5)

10.5	10.4	Prism Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation (5)

10.6	10.5	Pledge Agreement dated as of August 4, 2011 by and between the Registrant and the Pledgor(s) set forth therein (5)

10.7	10.6	Bridge Loan Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation (5)

10.8	10.7	Company Security Agreement dated as of August 4, 2011 by and between the Registrant and Prism Corporation (5)

14	14	Code of Ethics (3)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
Filed with the Securities and Exchange Commission on August 15, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CASH MEDIA, INC.

/s/Noah Levinson
Dated: January 13, 2012	By:
Noah Levinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on January 13, 2012.

/s/Noah Levinson

Noah Levinson
Principal Executive Officer, Principal Financial Officer and Director

/s/Irv Pyun

Irv Pyun
Director

PART IV – FINANCIAL INFORMATION

ITEM 15.         FINANCIAL STATEMENTS

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Max Cash Media, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Cash Media, Inc. (the “Company”) (A Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the two years then ended and for the period from July 9, 2007 (Inception) to September 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Max Cash Media, Inc. (A Development Stage Company) as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the two years then ended and for the period from July 9, 2007 (Inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company is in the development stage with a net loss of $2,109,308 and used cash in operations of $287,331 since inception. In addition, the Company has a stockholders' deficiency of $2,227,352 and a working capital deficiency of $2,098,463 as of September 30, 2011 and $2,000,000 of convertible notes payable are currently in default.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Webb & Company, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 12, 2012

Max Cash Media, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2011	2010

ASSETS

Current Assets
Cash	$25,205	$11,410
Total Current Assets	25,205	11,410

Other Assets
Debt Issue Costs, net	2,236	-
Total Other Assets	2,236	-

Total Assets	$27,441	$11,410

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenes	$34,893	$9,230
Accrued Interest Payable	38,775	7,824
Convertible Notes Payable	2,050,000	50,000
Current Liabilities	2,123,668	67,054

Long Term Liabilities
Convertible Notes Payable	66,125	-
Note Payable	65,000	65,000
Total Liabilities	2,254,793	132,054

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	151,623	149,023
Deficit accumulated during the development stage	(2,385,345)	(276,037)
Total Stockholder's Deficiency	(2,227,352)	(120,644)

Total Liabilities and Stockholders' Deficiency	$27,441	$11,410

See accompanying notes to the financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from July 9, 2007
	September 30, 2011	September 30, 2010	(Inception) to September 30, 2011
Operating Expenses
Professional Fees	$59,860	$70,093	$285,787
General and Administrative	18,493	13,707	61,665
Total Operating Expenses	78,353	83,800	347,452

Loss from Operations	(78,353)	(83,800)	(347,452)

Other Income / (Expense)
Interest Income	5	21	891
Interest Expense	(30,960)	(7,047)	(38,784)
Impairment of Note Receivable	(2,000,000)	-	(2,000,000)

Total Other Expense - net	(2,030,955)	(7,026)	(2,037,893)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,109,308)	(90,826)	(2,385,345)

Provision for Income Taxes	-	-	-

NET LOSS	$(2,109,308)	$(90,826)	$(2,385,345)

Net Loss Per Share - Basic and Diluted	$(0.33)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000

See accompanying notes to the financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity/(Deficiency)
For the period from July 9, 2007 (Inception) to September 30, 2011

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)
Balance, September 30, 2010	-	-	6,370,000	6,370	149,023	(276,037)	-	(120,644)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	(2,109,308)	-	(2,109,308)
Balance, September 30, 2011	-	$-	6,370,000	$6,370	$151,623	$(2,385,345)	$-	$(2,227,352)
See accompanying notes to the financial statements.

Max Cash Media, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the year ended		For the Period from July 9, 2007
	September 30, 2011	September 30, 2010	(Inception) to September 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(2,109,308)	$(90,826)	$(2,385,345)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	10,993
Shares issued to founder for services	-	-	5,000
Impairment of note receivable	2,000,000	-	2,000,000
Amortization of Debt Issue Costs	3,353	-	3,353
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	25,663	5,044	39,893
Increase in accrued interest payable	30,951	7,047	38,775
Net Cash Used In Operating Activities	(46,741)	(76,135)	(287,331)

Cash Flows From Investing Activities:
Proceeds from issuance of note receivable	(2,000,000)	-	(2,000,000)
Net Cash Used In Investing Activities	(2,000,000)	-	(2,000,000)

Cash Flows From Financing Activities:
Proceeds from note payable	-	65,000	69,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	2,066,125	-	2,116,125
Proceeds from issuance of common stock	-	-	137,000
Debt Issue Costs	(5,589)	-	(5,589)
Net Cash Provided by Financing Activities	2,060,536	65,000	2,312,536

Net Increase/(Decrease) in Cash	13,795	(11,135)	25,205

Cash at Beginning of Period	11,410	22,545	-

Cash at End of Period	$25,205	$11,410	$25,205

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to the financial statements.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Max Cash Media, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 9, 2007.  Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Significant estimates include the allowance for doubtful accounts, the amortization of debt issuance costs and valuation of deffered tax assets.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and September 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2011 and 2010 there were no common share equivalents outstanding.

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

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

	2011	2010

Expected income tax expense at the statutory rate of 38.55%	$(813,223)	$(35,017)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,006	1,006
Tax effect of differences in the timing of deductibility of items for income tax purposes	771,080	-
Change in valuation allowance	41,137	34,011

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2011	2010

Deferred income tax asset:
Impairment of note receivable	$771,080	$-
Net operating loss carryforwards	141,891	100,755
Valuation allowance	(912,971)	(100,755)
Deferred income taxes	$-	$-

As of September 30, 2011, the Company has a net operating loss carryforward of approximately $369,352 available to offset future taxable income through 2031. The valuation allowance at September 30, 2011 was $912,971. The valuation allowance at September 30, 2010 was $100,755. The net change in the valuation allowance for the period ended September 30, 2010 was an increase of $812,216.

The Company’s federal income tax returns for the years September 30, 2007 through September 30, 2011 remain subject to examination by the Internal Revenue Service as of September 30, 2011.

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
AS OF SEPTEMBER 30, 2011 AND 2010

(H) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, accrued interest payable, convertible note payable and note payable approximate fair value based on the short-term maturity of these instruments.

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
AS OF SEPTEMBER 30, 2011 AND 2010

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

(K) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to debt issue costs. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(L) Notes Receivable

The Company loaned funds to an unrelated party in the form of a note receivable.  The note is recorded at cost and net of the allowances for losses when a note is deemed to be impaired.  The Company does not record interest income on the note receivable when the contractual payment of interest and/or principal is not received.  For the year ended September 30, 2011 no interest income was recorded on the note receivable.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

(M) Impairment of Notes Receivable

The Company reviews notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet. The Company applies normal loan review procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. For the year ended September 30, 2011 the note receivable is considered impaired and the $2,000,000 was recorded as an impairment expense.

NOTE 2	NOTE RECEIVABLE

On August 4, 2011, the Company received a promissory note in exchange for $2,000,000 bearing interest at 8%  with Prism Corporation (the Borrower).  The loan was disbursed in four installments:

•	August 9, 2011 - $1,000,000, due by November 9, 2011
•	August 18, 2011 - $500,000, due by November 18, 2011
•	August 31, 2011 - $250,000, due by November 30, 2011
•	September 9, 2011 - $250,000, due by December 9, 2011

The loan is due and payable on the earliest of:

•	On the dates mentioned above, or
•	Closing of additional financing by the borrower of an amount equal to or greater of the amount loaned, or
•	The date of closing of the merger between the borrower and the lender.

As part of the note receivable the borrower entered into a security and a pledge agreements with the Company. The security agreement is dated August 5, 2011 and Pledge Agreement is dated August 4, 2011.   The Security Agreement granted the Company first priority security interest in all tangible and intangible assets of the borrower.   The Pledge Agreement pledged 1,000 issued and outstanding shares of common stock of the borrower as security

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

As of September 30, 2011, none of the above events took place.   No repayment of the note occurred through today and the note receivable is in default. The Company is not recognizing the interest income on the note receivable since the note is in default.  Currently, the value of pledged capital stock cannot be determined and the entire $2,000,000 is deemed to be uncollectible. On January 9, 2012 the Company commenced litigation against the borrower to secure the Company’s interest in the pledged assets (See Note 11).

NOTE 3	DEBT ISSUE COSTS

During the year ended 2011 and 2010, the Company paid debt issue costs totaling $5,589 and $0, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid – 2011	$5,589
Amortization of debt issue costs – 2011	(3,353)
Debt issue costs – net – 2011	$2,236

During 2011, the Company amortized $3,353 of debt issue costs.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 9).

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 5, 8 and 9).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 9).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 9).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 9).

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $593. (See Note 9).

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 9).

NOTE 5	FORGIVENESS OF A PAYABLE

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 4(B), 8 and 9).

NOTE 6	LOAN PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000due November 9, 2011 and bearing interest at a rate of 10% per annum.  On November 9, 2011, the due date of the loan was extended to May 9, 2013 (See Note 11).

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company.  The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007 (See Note 9).

NOTE 7	CONVERTIBLE NOTE PAYABLE

During August and September, 2011, the Company had a closing of a private placement (the “Bridge Offering”) of $2,000,000 principal amount of 8% Secured Convertible Promissory Notes (the “Notes”).    The Notes mature three months from the date of issuance.  Accrued interest is payable at maturity or upon conversion.    All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into shares of the Company’s Common Stock simultaneously with the closing of the Merger (if it occurs) at a price of $1.00 per share (subject to adjustment in certain circumstances).   For the year ended September 30, 2011, the closing of the merger did not take place and convertible note payable is outstanding.  The company accrued $18,959 of interest on the note as of September 30, 2011.

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

During August 2011, the Company issued $66,125 of 10% convertible notes payable due the earlier of January 31, 2013 or upon the completion by the Company of a securities offering or other financing in which the Company raises a minimum of one million dollars.  The notes and accrued interest will be converted into the same instruments issued in the offering at the same price and terms in the offering.  Each holder is limited in their conversion to 9.99% of the total outstanding common shares.  If the notes are not converted, the notes require the Company to pay interest in shares of common stock on the due date based on the 10 day weighted average price of the Company’s common stock or if not such price exists, at a rate determined by the Board of Directors.  The notes are unsecured. The company accrued $992 of interest on the note as of September 30, 2011.

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum. On January 28, 2011 the Company extended the due date of the note to July 27, 2012.   All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note.

NOTE 8	COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $7,500 a month.  The agreement was to remain in effect unless either party desired to cancel the agreement.   This agreement has been terminated as of July 31, 2008.  In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties.  Effective December 31, 2008, the amount of $5,000 was forgiven (See Notes 4(B), 5 and 9).

NOTE 9	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

For the year ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

MAX CASH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND 2010

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided.  The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 5 and 8).

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.  The loan was repaid on October 23, 2007 (See Note 6).

For the year ended September 30, 2007, a shareholder of the Company contributed services having a fair value of $593 (See Note 4(B)).

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4B)).

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $2,385,345 and a negative cash flow from operations of $287,331 since inception.  In addition, the Company has a stockholders’ deficiency of $2,227,352 and working capital deficiency of $2,098,463 as of September 30, 2011.  In addition, $2,000,000 of notes payable are currently in default. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to make every commercially reasonable effort to pursue collection of the notes receivable, including all legal options.  Additionally, the Company expects to raise additional capital to meet its working capital needs, although there can be no assurance it will be successful in those efforts. The Company believes that these actions provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENTS

On December 30, 2011 the Company issued an amendment to the 10% convertible notes to exclude the August and September $2,000,000 8% convertible notes (“Bridge Offering”) as financing for the purposes of determining the conversion of the notes.

On November 9, 2011, the Company extended the due date of the $65,000 promissory note to May 9, 2013 (See Note 6).

On January 9, 2012, the Company commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President Joe Loftis (the “Defendants”).  The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue.  In an effort to ensure that the Company’s first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, the Company also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral.  The parties are due back in Court on January 19, 2012, at which time the Company’s attorneys will continue to aggressively pursue all available remedies. (See Note 2)