Form 10-K/A
period 2011-09-30
Max Cash Media Inc
filed 2012-01-23
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
AMENDMENT NO. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-148722

MAX CASH MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

50 Brompton Road, Apt. 1X
Great Neck, NY  11021
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

MAX CASH MEDIA, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Max Cash Media, Inc.’s (the Company”) Annual Report on Form 10-K for the year ended September 30, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on January 13, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-K furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s balance sheets as of September 30, 2011 and 2010, (ii) the Company’s statements of operations for the years ended September 30, 2011 and 2010 and for the period from July 9, 2007 (inception) to September 30, 2011, (iii) the Company’s statements of changes in stockholders’ equity (deficiency) for the period from July 9, 2007 (inception) to September 30, 2011, (iv) the Company’s statements of cash flows for the years ended September 30, 2011 and 2010 and for the period from July 9, 2007 (inception) to September 30, 2011, and (v) the notes to the Company’s consolidated financial statements.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit Number	Description

31.1*	Certification of Principal Executive and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document
____________________
* Previously filed.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2012	Max Cash Media, Inc.

	By:	/s/ Noah Levinson
Noah Levinson
President, Treasurer, Principal Executive Officer, Principal Financial Officer