Form 10-K/A
period 2011-09-30
Max Cash Media Inc
filed 2012-01-31
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 12, 2012 there were 6,370,000 shares of the registrant’s common stock, par value $0.001, issued and outstanding. Of these, 1,370,000 shares were held by non-affiliates of the registrant. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $0 as the registrant’s stock did not then and does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

MAX CASH MEDIA, INC.

EXPLANATORY NOTE

This Amendment No. 2 to Max Cash Media, Inc.’s (the Company”) Annual Report on Form 10-K for the year ended September 30, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2012, is being filed solely to correct a scrivener’s error on the cover page of the Form 10-K, to check the box marked “No” (instead of the box marked “Yes”) with respect to whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

As reported on a Current Report on Form 8-K filed by the Company with the SEC November 4, 2011, on August 9, 2011, the Company had a closing of a private placement of $1,000,000 principal amount of its 8% Secured Convertible Promissory Notes (the “Bridge Notes”), and the net proceeds of the sale of the Bridge Notes was used by the Company to make a loan to Prism Corporation, an Oklahoma corporation, a privately held company active in the oil, gas and energy business in several states of the southern and western United States.

Prior to these transactions, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).  The Company believes that the transactions described above have had the effect of causing the Company to cease to be a shell company as of August 9, 2011.  As of that date, the Company had assets primarily consisting of a note payable in the principal amount of $1 million.

No changes have been made to the Form 10-K other than the change on the cover page described above. This Amendment No. 2 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2012	Max Cash Media, Inc.

	By	/s/ Noah Levinson
Noah Levinson
President, Treasurer, Principal Executive
Officer, Principal Financial Officer