Form 10-Q
period 2011-12-31
Max Cash Media Inc
filed 2012-02-21
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 21, 2012.

MAX CASH MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)

ASSETS

Current Assets
Cash	$24,711	$25,205
Total Current Assets	24,711	25,205

Other Assets
Debt Issue Costs, net	447	2,236
Total Other Assets	447	2,236

Total Assets	$25,158	$27,441

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenes	$79,938	$34,893
Accrued Interest Payable	83,543	38,775
Convertible Note Payable	2,050,000	2,050,000
Current Liabilities	2,213,481	2,123,668

Long Term Liabilities
Convertible Note Payable	66,125	66,125
Note Payable	65,000	65,000
Total Liabilities	2,344,606	2,254,793

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	152,273	151,623
Deficit accumulated during the development stage	(2,478,091)	(2,385,345)
Total Stockholder's Deficiency	(2,319,448)	(2,227,352)

Total Liabilities and Stockholders' Deficiency	$25,158	$27,441

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the period from July 9, 2007
	December 31, 2011	December 31, 2010	(Inception) to December 31, 2011
Operating Expenses
Professional fees	$44,681	$17,374	$330,468
General and administrative	3,303	2,188	64,968
Total Operating Expenses	47,984	19,562	395,436

Loss from Operations	(47,984)	(19,562)	(395,436)

Other Income / (Expense)
Interest Income	6	2	897
Interest Expense	(44,768)	(2,773)	(83,552)
Other Expense	-	-	(2,000,000)

Total Other Income / (Expense) - net	(44,762)	(2,771)	(2,082,655)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(92,746)	(22,333)	(2,478,091)

Provision for Income Taxes	-	-	-

NET LOSS	$(92,746)	$(22,333)	$(2,478,091)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	6,370,000	6,370,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency)

For the Period from July 9, 2007 (Inception) to December 31, 2011

(Unaudited)

						Deficit
					Additional	accumulated during the		Total
	Preferred Stock		Common stock		paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	-	6,370,000	6,370	149,023	(276,037)	-	(120,644)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	(2,109,308)	-	(2,109,308)

Balance, September 30, 2011	-	-	6,370,000	6,370	151,623	(2,385,345)	-	(2,227,352)

In kind contribution of services	-	-	-	-	650	-	-	650

Net loss for the three months ended December 31, 2011	-	-	-	-	-	(92,746)	-	(92,746)

Balance, December 31, 2011	-	$-	6,370,000	$6,370	$152,273	$(2,478,091)	$-	$(2,319,448)

See accompanying notes to condensed unauditedfinancial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Period from July 9, 2007
	December 31, 2011	December 31, 2010	(Inception) to December 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(92,746)	$(22,333)	$(2,478,091)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	650	650	11,643
Shares issued to founder for services	-	-	5,000
Impairment of note receivable	-	-	2,000,000
Amortization of Debt Issue Costs	1,789	-	5,142
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	45,045	9,222	84,938
Increase in accrued interest payable	44,768	2,772	83,543
Net Cash Used In Operating Activities	(494)	(9,689)	(287,825)

Cash flows from investing Activities
Notes received in exchange for cash	-	-	(2,000,000)
Net cash used in Investing Activities	-	-	(2,000,000)

Cash Flows From Investing Activities:
Debt Issue Costs			(5,589)
Proceeds from note payable	-	-	65,000
Proceeds from loan payable	-	-	4,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	-	-	2,116,125
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	-	-	2,312,536

Net Increase/(Decrease) in Cash	(494)	(9,689)	24,711

Cash at Beginning of Period	25,205	11,410	-

Cash at End of Period	$24,711	$1,721	$24,711

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and September 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2011 and 2010 there were no common share equivalents outstanding.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

The Company’s federal income tax returns for the years September 30, 2007 through December 31, 2011 remain subject to examination by the Internal Revenue Service as of December 31, 2011.

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

AS OF DECEMBER 31, 2011

(UNAUDITED)

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

AS OF DECEMBER 31, 2011

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

(L) Notes Receivable

Notes receivable is recorded at cost and net of allowances for losses when a note is deemed to be impaired. The Company does not record interest income on notes receivable when the contractual payment of interest and/or principal is not received.

(M) Impairment of Notes Receivable

We review notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A note is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a note is impaired, we measure impairment based on the present value of expected cash flows discounted at the notes effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a notes observable market price or the fair value of collateral if the notes is collateral dependent. If a note is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

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

The loan was due and payable on the earliest of:

•	On the dates mentioned above, or
•	Closing of additional financing by the borrower of an amount equal to or greater of the amount loaned, or
•	The date of closing of the merger between the borrower and the lender.

As part of the note receivable the borrower entered into a security and a pledge agreements with the Company. The security agreement is dated August 5, 2011 and Pledge Agreement is dated August 4, 2011. The Security Agreement granted the Company first priority security interest in all tangible and intangible assets of the borrower. The Pledge Agreement pledged 1,000 issued and outstanding shares of common stock of the borrower as security

As of December 31, 2011, none of the above events took place.   No repayment of the note occurred through today and the note receivable is in default. The Company is not recognizing the interest income on the note receivable since the note is in default.  Currently, the value of pledged capital stock cannot be determined and the entire $2,000,000 is deemed to be uncollectible and was fully reserved in the prior year. On January 9, 2012 the Company commenced litigation against the borrower to secure the Company’s interest in the pledged assets (See Note 10).

NOTE 3	DEBT ISSUE COSTS

During the three months ended December 31, 2011 and the year ending September 30, 2011, the Company paid debt issue costs totaling $0 and $5,589, respectively.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid – 2011	$5,589
Amortization of debt issue costs – September 30, 2011	(3,353)
Debt issue costs – net – September 30, 2011	$2,236
Amortization of debt issue costs – December 31, 2011	$(1,789)
Debt issue costs – net – December 31, 2011	$447

During 2011, the Company amortized $5,142 of debt issue costs.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the three months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $650 (See Note 8).

For the year ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 8).

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided. The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 5 and 8).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 8).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 8).

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 8).

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $593. (See Note 8)

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 8).

NOTE 5	FORGIVENESS OF A PAYABLE

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided. The payable was reclassified to additional paid in capital as an in kind contribution of services (See Notes 4(B) and 8).

NOTE 6	LOAN PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000 due November 9, 2011 and bearing interest at a rate of 10% per annum. On November 9, 2011, the due date of the loan was extended to May 9, 2013. As of December 31, 2011, the Company has accrued $10,685 in interest payable.

(See Note 10).

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company. The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand. The loan was repaid on October 23, 2007 (See Note 8).

NOTE 7	CONVERTIBLE NOTES PAYABLE

During August and September, 2011, the Company had a closing of a private placement (the “Bridge Offering”) of $2,000,000 principal amount of 8% Secured Convertible Promissory Notes (the “Notes”).    The Notes mature three months from the date of issuance.   Accrued interest is payable at maturity or upon conversion. As of December 31, 2011 the note payable is currently in default. All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into shares of the Company’s Common Stock simultaneously with the closing of the Merger (if it occurs) at a price of $1.00 per share (subject to adjustment in certain circumstances).   For the year ended December 31, 2011, the closing of the merger did not take place and the convertible notes payable are outstanding. The company accrued $59,288 of interest on the note as of December 31, 2011. On December 30, 2011 the Company issued an amendment to the 10% convertible notes to exclude the August and September $2,000,000 8% convertible notes (“Bridge Offering”) as financing for the purposes of determining the conversion of the notes.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

During August 2011, the Company issued $66,125 of 10% convertible notes payable due the earlier of January 31, 2013 or upon the completion by the Company of a securities offering or other financing in which the Company raises a minimum of one million dollars.  The notes and accrued interest will be converted into the same instruments issued in the offering at the same price and terms in the offering.  Each holder is limited in their conversion to 9.99% of the total outstanding common shares.  If the notes are not converted, the notes require the Company to pay interest in shares of common stock on the due date based on the 10 day weighted average price of the Company’s common stock or if not such price exists, at a rate determined by the Board of Directors.  The notes are unsecured. The company accrued $2,661 of interest on the notes as of December 31, 2011.

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum. On January 28, 2011 the Company extended the due date of the note to July 27, 2012. All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note. As of December 31, 2011, the Company has accrued $10,911 in interest payable.

NOTE 8	RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $650 (See Note 4(B)).

For the year ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

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

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided. The payable was reclassified to additional paid in capital as an in kind contribution of services (See Note 5).

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

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $2,478,091 and a negative cash flow from operations of $287,825 since inception. In addition, the Company has a stockholders’ deficiency of $2,319,448 and working capital deficiency of $2,188,770 as of December 31, 2011.   In addition, $2,000,000 of notes payable are currently in default. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10	SUBSEQUENT EVENTS

On January 9, 2012, the Company commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President Joe Loftis (the “Defendants”).  The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue.  In an effort to ensure that the Company’s first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, the Company also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral.  On January 20, 2012, the Court granted the Company’s motion for a preliminary injunction against the Defendants. The Company’s attorneys will continue to aggressively pursue all available remedies.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(UNAUDITED)

On February 1, 2012, the Company issued a convertible promissory note in the amount of $20,000. This promissory note matures on July 31, 2013, and both the principal and accrued interest will be mandatorily converted upon the closing of the next securities offering or other financing by the Company in which the Company raises a minimum of US one million dollars ($1,000,000), which offering closes concurrent with the closing of a related merger or other acquisition transaction (the “Financing”), at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the Financing, if the Financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the Financing, expressed as a percentage of the face amount of debt securities, if the Financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission.

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

On August 9, 2011, we had a first closing of a private placement (the “Bridge Offering”) of $1,000,000 principal amount of our 8% Secured Convertible Promissory Notes (the “Bridge Notes”).  On August 18, 2011, we had a second closing of the Bridge Offering of $500,000 principal amount of Bridge Notes, on August 31, 2011, we had a third closing of the Bridge Offering of $250,000 principal amount of Bridge Notes, and on September 29, 2011, we had a fourth closing of the Bridge Offering of $250,000 principal amount of Bridge Notes. In the aggregate, we sold $2,000,000 in principal amount of the Bridge Notes. Each of the Bridge Notes matured three months from the date of issuance.  Accrued interest was to be payable at maturity or upon earlier conversion as described below.

All of the outstanding principal amount of, and accrued but unpaid interest on, the Bridge Notes was to be converted automatically into shares of our Common Stock simultaneously with the closing of the Merger at a price of $1.00 per share (subject to adjustment in certain circumstances).

 The net proceeds of the sale of the Bridge Notes in the Bridge Offering were utilized by us to make loans (the “Bridge Loans”) to Prism under four 8% Secured Bridge Loan Promissory Notes (aggregating to $2,000,000 in principal amount), under which all accrued interest was to be payable at maturity, and which were to mature on the earlier to occur of (a) three months from the date of issuance or (b) the closing of any subsequent financing by Prism that resulted in gross proceeds to Prism of an amount equal to or greater than the aggregate amount loaned to Prism under the Bridge Loans; provided that upon the consummation of the Merger prior to such maturity, all indebtedness of Prism to us (including accrued interest) represented by the Bridge Loans was to be deemed canceled and paid in full.

The Bridge Notes are secured by: (i) a first priority security interest in all of our assets relating to the Bridge Loans, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of Prism now owned or hereafter acquired by Prism; and (iii) a pledge by certain shareholders of Prism of 100% of the outstanding capital stock of Prism.

Discussions with Prism relating to the proposed Merger and related PPO terminated with neither Prism nor us being bound to proceed with the Merger or PPO. All of the Bridge Loans and the Bridge Notes have passed their maturity dates and all are currently in default. Because the value of the capital stock pledged as collateral against the Bridge Loans cannot be determined, we have deemed the entire $2,000,000 to be uncollectible and we have written it off.

Discussions are underway with Prism relating to the repayment to us of the $2,000,000 aggregate principal amount of the Bridge Loans along with accrued and unpaid interest on the Bridge Loans. We have also begun legal actions against Prism (see Part II, Item 1. Legal Proceedings, below, for a discussion of the legal proceedings relating to this matter) and we intend to aggressively pursue all legal remedies available to us in connection with the collection of these debts.

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through December 31, 2011.

Three Months Ended December 31, 2011

We incurred an operating loss of $47,984 for the three month period ended December 31, 2011, compared to an operating loss of $19,562 for the three month period ended December 31, 2010. The increase in operating loss for the three month period ended December 31, 2011 was mainly due to increased professional fees related to our financial reporting obligations.

Net loss for the three month period ended December 31, 2011 was $92,743, compared to a net loss of $22,333 for the three month period ended December 31, 2010. Expenses in the three month period ended December 31, 2011 were comprised of professional fees of $44,681, general and administrative expenses of $3,303, and net interest expenses of $44,762.

Interest expenses related to promissory notes outstanding were $2,773 for the three months ended December 31, 2010. Interest expenses were $44,768 for the three months ended December 31, 2011.

Period from Inception to December 31, 2011

We incurred an operating loss of $395,436 for the period from July 9, 2007 (inception) through December 31, 2011, and we have not generated any operating revenues since inception. We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through December 31, 2011 amounted to $2,478,091. Expenses in that period were comprised of professional fees of $330,468, general and administrative expenses of $64,968, and net interest expenses of $82,655.

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

From August to September 2011, we issued $2,066,125 in principal amount of convertible promissory notes (the “2011 Convertible Notes”). According to their original terms, the 2011 Convertible Notes were supposed to automatically convert at the initial closing of the next private placement following the issuance of the 2011 Convertible Notes in which we sold at least $1,000,000 of our securities into the securities sold in such private placement. As such, the 2011 Convertible Notes were supposed to have converted into Bridge Notes as sold in the Bridge Offering. We have amended the 2011 Convertible Notes such that this conversion feature did not apply with respect to the Bridge Offering.

From August to September 2011, we issued $2,066,125 in principal amount of the Bridge Notes which we lent as Bridge Loans to Prism in exchange for a note receivable. The Bridge Loans are in default and we have written off the entire amount of the note receivable.

The total net funds raised, from notes payable and the issuance of common stock less offering costs, of $2,312,536 since inception through December 31, 2011 have been used principally as follows: (a) $64,968 in general and administrative expenses, and (b) $330,468 in professional fees in connection with the filing of a registration statement and our financial reporting requirements. At December 31, 2011, we had available cash balances of $24,711 which are held in interest bearing bank accounts.

As reflected in the accompanying financial statements, we are in the development stage with no operations, we have used net cash in operations of $287,825 from inception, and have a net loss since inception of $2,478,091. The Company also has a working capital deficiency of $2,188,770 and a stockholders’ deficiency of $2,319,448 as of December 31, 2011.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Subsequent Events

On February 1, 2012, we completed a private placement offering in which we sold $20,000 principal amount of our 10% convertible promissory notes to one investor. This promissory note matures on July 31, 2013, and both the principal and accrued interest will be mandatorily converted upon the closing of the next securities offering or other financing by the Company in which the Company raises a minimum of US one million dollars ($1,000,000), which offering closes concurrent with the closing of a related merger or other acquisition transaction (the “Financing”), at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the Financing, if the Financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the Financing, expressed as a percentage of the face amount of debt securities, if the Financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

The sale of the promissory note was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The purchaser of the note represented its intention to acquire the note for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate restrictive legend affixed affixed to promissory note issued in the transactions The purchaser of the note represented and warranted, among other things, that it was an accredited investor within the meaning of Regulation D, that it had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the note and had the ability to bear the economic risks of the investment, and that it had adequate access to information about us.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On January 9, 2012, we commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President Joe Loftis (the “Defendants”). The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue. In an effort to ensure that our first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, we also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral. On January 20, 2012, the Court granted our motion for a preliminary injunction against the Defendants. Our attorneys will continue to aggressively pursue all available remedies.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended December 31, 2011.

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

February 21, 2012	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and
Chief Financial Officer

