Form 10-Q/A
period 2011-12-31
Max Cash Media Inc
filed 2012-02-22
CIK 1423107

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

EXPLANATORY NOTE

This Amendment No. 1 to Max Cash Media, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended December 31, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on February 21, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s condensed balance sheets as of December 31, 2011 (unaudited) and September 30, 2011, (ii) the Company’s unaudited condensed statements of operations for the three months ended December 31, 2011 and 2010, (iii) the Company’s unaudited statement in changes in stockholders’ equity (deficiency) for the period from July 9, 2007 (inception) to December 31, 2011, (iv) the Company’s unaudited condensed statements of cash flows for the three months ended December 31, 2011 and 2010, and (v) the notes to the Company’s consolidated financial statements (unaudited).

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

MAX CASH MEDIA, INC.

February 22, 2012	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer

EXHIIBIT INDEX

*	31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Previously filed.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.