Form 10-Q
period 2012-03-31
Max Cash Media Inc
filed 2012-05-21
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 6,370,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 21, 2012.

MAX CASH MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

PAGE

Condensed Balance Sheets as of March 31, 2012 and September 30, 2011	4

Condensed Statements of Operations for the three and six months ended March 31, 2012 and 2011, and for the period from July 9, 2007 (inception) to March 31, 2012.	5

Condensed Statement of Changes in Stockholders’ Equity/(Deficiency) for the period from July 9, 2007 (inception) to March 31, 2012	6

Condensed Statements of Cash Flows for the three and six months ended March 31, 2012 and 2011, and for the period from July 9, 2007 (inception) to March 31, 2012	7

Notes to Condensed Financial Statements	8

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2012	2011

ASSETS

Current Assets
Cash	$30,399	$25,205
Total Current Assets	30,399	25,205

Other Assets
Debt Issue Costs, net	-	2,236
Total Other Assets	-	2,236

Total Assets	$30,399	$27,441

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$100,781	$34,893
Accrued Interest Payable	128,147	38,775
Convertible Notes Payable	2,116,125	2,050,000
Current Liabilities	2,345,053	2,123,668

Long Term Liabilities
Convertible Note Payable	20,000	66,125
Note Payable	65,000	65,000
Total Liabilities	2,430,053	2,254,793

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,370,000 and 6,370,000 shares issued and outstanding, respectively	6,370	6,370
Additional paid-in capital	152,923	151,623
Deficit accumulated during the development stage	(2,558,947)	(2,385,345)
Total Stockholder's Deficiency	(2,399,654)	(2,227,352)

Total Liabilities and Stockholders' Deficiency	$30,399	$27,441

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from July 9, 2007 (Inception) to March,
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	31, 2012
Operating Expenses
Professional fees	$29,266	$10,777	$73,948	$28,151	$359,735
General and administrative	6,987	2,261	10,289	4,449	71,954
Total Operating Expenses	36,253	13,038	84,237	32,600	431,689

Loss from Operations	(36,253)	(13,038)	(84,237)	(32,600)	(431,689)

Other Income / (Expense)
Interest Income	2	-	8	2	899
Interest Expense	(44,605)	(2,721)	(89,373)	(5,494)	(128,157)
Other Expense	-	-	-	-	(2,000,000)

Total Other Income / (Expense) - net	(44,603)	(2,721)	(89,365)	(5,492)	(2,127,258)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(80,856)	(15,759)	(173,602)	(38,092)	(2,558,947)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(80,856)	$(15,759)	$(173,602)	$(38,092)	$(2,558,947)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding Basic and Diluted	6,370,000	6,370,000	6,370,000	6,370,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders’ Equity (Deficiency)

For the Period from July 9, 2007 (Inception) to March 31, 2012

(Unaudited)

						Deficit
					Additional	accumulated during the		Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	255,000	255	25,245	-	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	5,255,000	5,255	25,838	(16,593)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	1,115,000	1,115	110,385	-	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	6,370,000	6,370	138,823	(144,493)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	6,370,000	6,370	146,423	(185,211)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	-	6,370,000	6,370	149,023	(276,037)	-	(120,644)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	(2,109,308)	-	(2,109,308)

Balance, September 30, 2011	-	-	6,370,000	6,370	151,623	(2,385,345)	-	(2,227,352)

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

Net loss for the six months ended March 31, 2012	-	-	-	-	-	(173,602)	-	(173,602)

Balance, March 31, 2012	-	$-	6,370,000	$6,370	$152,923	$(2,558,947)	$-	$(2,399,654)

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		For the Period from July 9, 2007
	March 31, 2012	March 31, 2011	(Inception) to March 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(173,602)	$(38,092)	$(2,558,947)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	12,293
Shares issued to founder for services	-	-	5,000
Impairment of note receivable	-	-	2,000,000
Amortization of Debt Issue Costs	2,236	-	5,589
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	66,388	20,465	105,781
Increase in accrued interest payable	88,872	5,485	128,147
Net Cash Used In Operating Activities	(14,806)	(10,842)	(302,137)

Cash Flows From Investing Activities:
Issuance of note receivable	-	-	(2,000,000)
Net Cash Used In Investing Activities	-	-	(2,000,000)

Cash Flows From Financing Activities:
Debt Issue Costs			(5,589)
Proceeds from note payable	-	-	65,000
Proceeds from loan payable	-	-	4,585
Repayment of loan payable	-	-	(4,585)
Proceeds from loan payable- Related party	-	-	1,100
Repayment of loan payable - Related party	-	-	(1,100)
Proceeds from convertible note payable	20,000	-	2,136,125
Proceeds from issuance of common stock	-	-	137,000
Net Cash Provided by Financing Activities	20,000	-	2,332,536

Net Increase/(Decrease) in Cash	5,194	(10,842)	30,399

Cash at Beginning of Period	25,205	11,410	-

Cash at End of Period	$30,399	$568	$30,399

Supplemental disclosure of cash flow information:

Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

See accompanying notes to condensed unaudited financial statements.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” For the periods ending March 31, 2012 and 2011, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740 (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s federal income tax returns for the years 2007 through 2011 remain subject to examination by the Internal Revenue Service.

(F) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to debt issue costs. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(G) Notes Receivable

Note receivable is recorded at cost and net of the allowances for losses when a note is deemed to be impaired. The Company does not record interest income on the note receivable when the contractual payment of interest and/or principal is not received.

(H) Impairment of Notes Receivable

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

AS OF MARCH 31, 2012

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

As part of the note receivable the borrower entered into security and pledge agreements with the Company. The security agreement is dated August 5, 2011 and Pledge Agreement is dated August 4, 2011. The Security Agreement granted the Company first priority security interest in all tangible and intangible assets of the borrower. The Pledge Agreement pledged 1,000 issued and outstanding shares of common stock of the borrower as security.

As of March 31, 2012, none of the above events took place.   No repayment of the note occurred through today and the note receivable is in default. The Company is not recognizing the interest income on the note receivable since the note is in default.  Currently, the value of pledged capital stock cannot be determined and the entire $2,000,000 is deemed to be uncollectible and was fully reserved in the prior year.

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

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 3	DEBT ISSUE COSTS

During the six months ended March 31, 2012 and the year ending September 30, 2011, the Company paid debt issue costs totaling $0 and $5,589, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid – 2011	$5,589
Amortization of debt issue costs – September 30, 2011	(3,353)
Debt issue costs – net – September 30, 2011	$2,236
Amortization of debt issue costs – March 31, 2012	$(2,236)
Debt issue costs – net – March 31, 2012	$-

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During October 2007, the Company issued 1,115,000 shares of common stock for $111,500 ($0.10/share).

During October 2007, the Company collected $25,500 ($0.10/share) for the sale of 255,000 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(B) In-Kind Contribution

For the six months ended March 31, 2012, a shareholder of the Company contributed services having a fair value of $1,300.

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600.

During the year ended September 30, 2009, a related party forgave accounts payable in the amount of $5,000 for services provided. The payable was reclassified to additional paid in capital as an in kind contribution of services.

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 .

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $2,600 .

For the year ended September 30, 2007 a shareholder of the Company contributed services having a fair value of $593.

(C) Stock Issued for Services

On July 9, 2007, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $5,000 ($0.001/share) in exchange for services provided.

NOTE 5	NOTE PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000 due November 9, 2011 and bearing interest at a rate of 10% per annum. On November 9, 2011, the due date of the loan was extended to May 9, 2013. As of March 31, 2012, the Company has accrued $12,305 in interest payable.

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company. The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and due on demand. The loan was repaid on October 23, 2007.

NOTE 6	CONVERTIBLE NOTES PAYABLE

During August and September, 2011, the Company had a closing of a private placement (the “Bridge Offering”) of $2,000,000 principal amount of 8% Secured Convertible Promissory Notes (the “Notes”).    The Notes matured three months from the date of issuance.   Accrued interest is payable at maturity or upon conversion. As of March 31, 2012 the note payable is currently in default. All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into shares of the Company’s Common Stock simultaneously with the closing of a proposed merger with the Borrower at a price of $1.00 per share (subject to adjustment in certain circumstances).   Through March 31, 2012, the closing of the merger did not take place and the convertible notes payable are outstanding and in default. The Company accrued $99,178 of interest on the note as of March 31, 2012.

MAX CASH MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

During August 2011, the Company issued $66,125 of 10% convertible notes (the “2011 Notes”) due the earlier of January 31, 2013 or upon the completion by the Company of a security offering or other financing in which the Company raises a minimum of one million dollars (the “Financing”).  The 2011 Notes and accrued interest will be converted into the same instruments issued in the Financing at the same price and terms as the instruments issued in the Financing.  Each holder is limited in their conversion to 9.99% of the total outstanding common shares.  If the notes are not converted, the notes require the Company to pay interest in shares of common stock on the due date based on the 10 day weighted average price of the Company’s common stock or if no such price exists, at a rate determined by the Board of Directors.  On December 30, 2011, the Company issued an amendment to the 2011 Notes to exclude the Bridge Offering from the definition of a Financing, to prevent the triggering of the conversion of the 2011 Notes upon the closing of the Bridge Financing.

On February 1, 2012 the Company issued $20,000 in additional 10% convertible notes payable due no later than July 31, 2013, with the same terms as the 2011 Notes. The notes are unsecured. The Company accrued $4,631 of interest on the notes as of March 31, 2012.

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum. On January 28, 2011 the Company extended the due date of the note to July 27, 2012. All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of the note. As of March 31, 2012, the Company has accrued $12,033 in interest payable.

NOTE 7	FORGIVENESS OF ACCOUNTS PAYABLE

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

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $2,558,947 and a negative cash flow from operations of $302,137 since inception. In addition, the Company has a stockholders’ deficiency of $2,399,654 and working capital deficiency of $2,314,654 as of March 31, 2012.   In addition, $2,000,000 of notes payable are currently in default. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On May 16 and 17, 2012, the Company completed closings of a private placement offering of its 10% secured convertible promissory notes (the “2012 Bridge Notes”) in the aggregate principal amount of approximately $1,500,000. The 2012 Bridge Notes will mature six months from the date of issuance. Accrued interest will be payable at maturity or forgiven, if the 2012 Bridge Notes are converted as described below.

The net proceeds from the sale of the 2012 Bridge Notes, after deducting fees and expenses related to the offering, were used to make a secured bridge loan (the “2012 Bridge Loan”) to Boldface Licensing + Branding (“Boldface”), a Nevada corporation. The Company is currently engaged in discussions with Boldface regarding a possible business combination involving the two companies (the “Merger”). At this stage, no definitive terms have been agreed to and neither party is bound to proceed with any transaction.

The 2012 Bridge Notes are secured by: (i) a first priority security interest in all of the Company’s assets relating to the 2012 Bridge Loan, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of Boldface, now owned or hereafter acquired by Boldface; and (iii) a pledge by certain shareholders of Boldface of 100% of the outstanding capital stock of Boldface.

Simultaneously upon the closing of the Merger, assuming certain other conditions have been met, the outstanding principal amount of the 2012 Bridge Notes will be converted into (i) units of the Company’s securities at a conversion price of $0.25 per unit, each unit consisting of one share of the Company’s common stock and one redeemable five year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and (ii) five year warrants to purchase such number of shares of the Company’s common stock as is equal to the number of units into which the 2012 Bridge Notes are convertible, 50% of which warrants will have an exercise price of $0.25 per share and 50% of which warrants will have an exercise price of $0.50 per share. All of the warrants and the common stock issued in the units will have “weighted average” anti-dilution protection, subject to customary exceptions.

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

Between August 9, 2011 and September 29, 2011, we conducted a series of four closings of a private placement (the “Bridge Offering”) of $2,000,000 in aggregate principal amount of our 8% Secured Convertible Promissory Notes (the “Bridge Notes”).  Each of the Bridge Notes matured three months from the date of issuance.  Accrued interest was to be payable at maturity or upon earlier conversion of the outstanding principal amount of, and accrued but unpaid interest on, the Bridge Notes into shares of our Common Stock at a price of $1.00 per share (subject to adjustment in certain circumstances), which conversion was to take place simultaneously with the closing of the Merger. All of the Bridge Notes have passed their maturity dates and are currently in default. From the date of default, interest began to accrue on the unpaid principal of the Bridge Notes at the default rate of 13% per annum.

We used the net proceeds of the sale of the Bridge Notes to make loans (the “Bridge Loans”) to Prism under four 8% Secured Bridge Loan Promissory Notes (aggregating to $2,000,000 in principal amount), under which all accrued interest was to be payable at maturity, and which were to mature on the earlier to occur of (a) three months from the date of issuance or (b) the closing of any subsequent financing by Prism that resulted in gross proceeds to Prism of an amount equal to or greater than the aggregate amount loaned to Prism under the Bridge Loans; provided that upon the consummation of the Merger prior to such maturity, all indebtedness of Prism to us (including accrued interest) represented by the Bridge Loans was to be deemed canceled and paid in full.

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

Discussions with Prism relating to the proposed Merger and related PPO terminated without completion of the Merger or the PPO. All of the Bridge Loans have passed their maturity dates and all are currently in default. From the date of default, interest began to accrue on the unpaid principal of the Bridge Loans at the default rate of 13% per annum. Because the value of the capital stock pledged as collateral against the Bridge Loans cannot be determined, we have deemed the entire $2,000,000 to be uncollectible and we have written it off.

We have begun legal actions against Prism (see Part II, Item 1. Legal Proceedings, below, for a discussion of the legal proceedings relating to this matter) and we intend to aggressively pursue all legal remedies available to us in connection with the collection of these debts.

Subsequent Event

On May 16 and 17, 2012, we completed closings of a private placement offering of our 10% secured convertible promissory notes (the “2012 Bridge Notes”) in the aggregate principal amount of approximately $1,500,000. The 2012 Bridge Notes will mature six months from the date of issuance. Accrued interest will be payable at maturity or forgiven, if the 2012 Bridge Notes are converted as described below.

The net proceeds from the sale of the 2012 Bridge Notes, after deducting fees and expenses related to the offering, were used to make a secured bridge loan (the “2012 Bridge Loan”) to Boldface Licensing + Branding (“Boldface”), a Nevada corporation. We are currently engaged in discussions with Boldface regarding a possible business combination involving the two companies (the “Merger”). At this stage, no definitive terms have been agreed to and neither party is bound to proceed with any transaction.

The 2012 Bridge Notes are secured by: (i) a first priority security interest in all of our assets relating to the 2012 Bridge Loan, now owned or hereafter acquired by us; (ii) a first priority security interest in all of the tangible and intangible assets of Boldface, now owned or hereafter acquired by Boldface; and (iii) a pledge by certain shareholders of Boldface of 100% of the outstanding capital stock of Boldface.

Simultaneously upon the closing of the Merger, assuming certain other conditions have been met, the outstanding principal amount of the 2012 Bridge Notes will be converted into (i) units of our securities at a conversion price of $0.25 per unit, each unit consisting of one share of our common stock and one redeemable five year warrant to purchase one additional share of our common stock at an exercise price of $1.00 per share and (ii) five year warrants to purchase such number of shares of our common stock as is equal to the number of units into which the 2012 Bridge Notes are convertible, 50% of which warrants will have an exercise price of $0.25 per share and 50% of which warrants will have an exercise price of $0.50 per share. All of the warrants and the common stock issued in the units will have “weighted average” anti-dilution protection, subject to customary exceptions.

Material Changes in Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through March 31, 2012.

Three Months Ended March 31, 2012

We incurred an operating loss of $36,253 for the three month period ended March 31, 2012, compared to an operating loss of $13,038 for the three month period ended March 31, 2011. The increase in operating loss for the three month period ended March 31, 2012 was mainly due to increased professional fees related to our financial reporting obligations.

Net loss for the three month period ended March 31, 2012 was $80,856, compared to a net loss of $(15,759) for the three month period ended March 31, 2011. Expenses in the three month period ended March 31, 2012 were comprised of professional fees of $29,266, general and administrative expenses of $6,987, and net interest expenses of $44,603.

Interest expenses related to promissory notes outstanding were $44,605 for the three months ended March 31, 2012. Interest expenses were $2,721 for the three months ended March 31, 2011.

Six Months Ended March 31, 2012

We incurred an operating loss of $84,237 for the six month period ended March 31, 2012, compared to an operating loss of $32,600 for the six month period ended March 31, 2012. The increase in operating loss for the six month period ended March 31, 2012 was mainly due to increased professional fees related to our financial reporting obligations.

Net loss for the six month period ended March 31, 2012 was $173,602, compared to a net loss of $38,092 for the six month period ended March 31, 2011. Expenses in the six month period ended March 31, 2012 were comprised of professional fees of $73,948, general and administrative expenses of $10,289, and net interest expenses of $89,365.

Interest expenses related to promissory notes outstanding were $89,373 for the six months ended March 31, 2012. Interest expenses were $5,494 for the three months ended March 31, 2011.

Period from Inception to March 31, 2012

We incurred an operating loss of $431,689 for the period from July 9, 2007 (inception) through March 31, 2012, and we have not generated any operating revenues since inception. We anticipate that we will not generate any operating revenues until we are able to raise additional capital to fund our operations.

Net losses for the period from July 9, 2007 (inception) through March 31, 2012 amounted to $2,558,947. Expenses in that period were comprised of professional fees of $359,735, general and administrative expenses of $71,954, reserve for Note Receivable of $2,000,000 and net interest expenses of $127,258.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2012 was $30,399 as compared to $25,205 at September 30, 2011.

Since our inception, we have been financed primarily by loans and private placements of our common stock. We raised $137,000 from July 9, 2007 (inception) through October 2007 from sales of common stock. In July 2009, we issued a convertible promissory note in the principal amount of $50,000, and in May 2010, we issued a promissory note in the amount of $65,000.

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

From August to September 2011, we issued $2,000,000 in principal amount of the Bridge Notes which we lent as Bridge Loans to Prism in exchange for a note receivable. The Bridge Loans are in default and we have written off the entire amount of the note receivable.

On February 1, 2012, we completed a private placement offering in which we sold $20,000 principal amount of our 10% convertible promissory notes to one investor. This promissory note matures on July 31, 2013, and both the principal and accrued interest will be mandatorily converted upon the closing of the next securities offering or other financing by us in which we raise a minimum of US one million dollars ($1,000,000), which offering closes concurrent with the closing of a related merger or other acquisition transaction (the “Financing”), at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the Financing, if the Financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the Financing, expressed as a percentage of the face amount of debt securities, if the Financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

The total net funds raised since inception through March 31, 2012 of $2,332,536, including the $2,000,000 raised in the Bridge Offering and lent to Prism as Bridge Loans, have been used principally to cover our ongoing general and administrative expenses, and to cover professional fees relating to our financial reporting requirements.

As reflected in the accompanying financial statements, we have used net cash in operations of $302,137 from inception, and have a net loss since inception of $2,558,947. The Company also has a working capital deficiency of $2,314,654 and a stockholders’ deficiency of $2,399,654 as of March 31, 2012.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months. We will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2012; however, it has identified the following significant deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Management believes that the significant deficiencies set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 9, 2012, we commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President, Joe Loftis (the “Defendants”). The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue. In an effort to ensure that our first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, we also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral. On January 20, 2012, the Court granted our motion for a preliminary injunction against the Defendants. Our attorneys will continue to aggressively pursue all available remedies.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no equity securities during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Certification of Principal Executive Officer and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1/32/2	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 21, 2012	MAX CASH MEDIA, INC.

	By:	/s/ Noah Levinson
Noah Levinson, Chief Executive Officer and Chief Financial Officer

