Form 10-Q
period 2012-06-30
BOLDFACE GROUP, INC.
filed 2012-08-16
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-148722

BOLDFACE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 Pico Blvd, Suite A

Santa Monica, CA 90405

(Address of principal executive offices)(Zip Code)

(310) 450-4501

(Registrant’s telephone number, including area code)

Max Cash Media, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

There were 85,200,116 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2012.

BOLDFACE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Explanatory Note

On July 12, 2012, BOLDFACE Group, Inc.’s (the “Company”, “we”, “us” or “our”) wholly owned subsidiary BOLDFACE Acquisition Corp. merged (the “Merger”) with and into BOLDFACE Licensing + Branding, a Nevada corporation (“BLB”). In connection with the Merger, each share of BLB common stock was cancelled and converted into 200 shares of our common stock. BLB was the surviving corporation in the Merger. As a result of the Merger, we acquired the business of BLB and we will continue the existing business operations of BLB as our wholly owned subsidiary. The terms of the Merger and related transactions are set forth in our Current Report on Form 8-K dated July 12, 2012 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 18, 2012. This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers the quarter ended June 30, 2012, which preceded the date of the Merger. Except as otherwise indicated, all statements in this Quarterly Report speak to events and circumstances which existed prior to the Merger as of June 30, 2012.

For financial reporting purposes, the Merger represented a capital transaction of BLB or a “reverse merger” rather than a business combination, because the sellers of BLB effectively controlled the combined company immediately following the completion of the Merger. As such, BLB was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of BLB. Accordingly, the assets and liabilities and the historical operations that will be reflected in our future financial statements excluding those included in this Quarterly Report, will be those of BLB and will be recorded at the historical cost basis of BLB. Our assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of BLB after consummation of the Merger. Our historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by us in the Merger while BLB's historical retained earnings will be carried forward. Our historical financial statements before the Merger will be replaced with the historical financial statements of BLB before the Merger in all future filings with the SEC, except with respect to this Quarterly Report, which contains our historical financial statements and related notes for a period which ended prior to the Merger.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PAGE

Condensed Balance Sheets as of June 30, 2012 and September 31, 2011	5

Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011, and for the Period from July 9, 2007 (Inception) to June 30, 2012	6

Condensed Statement of Changes In Stockholders’ Equity/(Deficiency) for the Period from July 9, 2007 (Inception) to June 30, 2012	7

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011, and for the Period from July 9, 2007 (Inception) to June 30, 2012	8

Notes to Condensed Financial Statements	9–21

BOLDFACE Group, Inc.

(f/k/a Max Cash Media, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS
Current Assets
Note Receivable	$1,925,030	$-
Interest Receivable	23,733	-
Assets of Discontinued Operations	28,025	25,205
Total Current Assets	1,976,788	25,205

Other Assets
Assets of Discontinued Operations		2,236
Total Other Assets	-	2,236

Total Assets	$1,976,788	$27,441

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued Interest Payable	$21,970	$-
Convertible Notes Payable	1,925,030	-
Liabilities of Discontinued Operations	2,468,966	2,123,668
Current Liabilities	4,415,966	2,123,668

Long Term Liabilities
Liabilities of Discontinued Operations	20,000	131,125
Total Liabilities	4,435,966	2,254,793

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 235,410,994 and 235,410,994 shares issued and outstanding, respectively	235,411	235,411
Additional paid-in capital	152,748	151,623
Deficit accumulated during the development stage	(2,847,337)	(2,614,386)
Total Stockholder's Deficiency	(2,459,178)	(2,227,352)

Total Liabilities and Stockholders' Deficiency	$1,976,788	$27,441

See accompanying notes to condensed financial statements

BOLDFACE Group, Inc.

(f/k/a Max Cash Media, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 9, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June, 30, 2012

Loss from Operations	-	-	-	-	-

Other Income / (Expense)
Interest Income	23,734	-	23,734	-	23,734
Interest Expense	(21,970)	-	(21,970)	-	(21,970)

Total Other Income / (Expense) - net	1,764	-	1,764	-	1,764

Net Income from Continuing Operations	1,764	-	1,764	-	1,764
Loss from Discontinued Operations	(61,113)	(14,033)	(234,715)	(52,126)	(2,620,060)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(59,349)	(14,033)	(232,951)	(52,126)	(2,618,296)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(59,349)	$(14,033)	$(232,951)	$(52,126)	$(2,618,296)

Net Loss Per Share - Basic and Diluted - Continued and Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and Diluted	241,780,994	241,780,994	241,780,994	241,780,994

See accompanying notes to condensed financial statements

BOLDFACE Group, Inc.

(f/k/a Max Cash Media, Inc.)

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Equity/(Deficiency)

For the period from July 9, 2007 (Inception) to June 30, 2012

(Unaudited)

						Deficit
					Additional	accumulated during the		Total
	Preferred Stock		Common stock		paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 9, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	184,781,000	184,781	-	(179,781)	-	5,000

Common stock issued for cash ($0.10/ per share)	-	-	9,423,831	9,424	25,245	(9,169)	(25,500)	-

In kind contribution of services	-	-	-	-	593	-	-	593

Net loss for the period July 9, 2007 (Inception) to September 30, 2007	-	-	-	-	-	(16,593)	-	(16,593)

Balance, September 30, 2007	-	-	194,204,831	194,205	25,838	(205,543)	(25,500)	(11,000)

Common stock issued for cash ($0.10/ per share)	-	-	41,206,163	41,206	110,385	(40,091)	-	111,500

Cash received for subscription receivable	-	-	-	-	-	-	25,500	25,500

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2008	-	-	-	-	-	(127,900)	-	(127,900)

Balance, September 30, 2008	-	-	235,410,994	235,411	138,823	(373,534)	-	700

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Forgiveness of a third party account payable	-	-	-	-	5,000	-	-	5,000

Net loss for the year ended September 30, 2009	-	-	-	-	-	(40,718)	-	(40,718)

Balance, September 30, 2009	-	-	235,410,994	235,411	146,423	(414,252)	-	(32,418)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2010	-	-	-	-	-	(90,826)	-	(90,826)

Balance, September 30, 2010	-	-	235,410,994	235,411	149,023	(505,078)	-	(120,644)

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

Net loss for the year ended September 30, 2011	-	-	-	-	-	(2,109,308)	-	(2,109,308)

Balance, September 30, 2011	-	-	235,410,994	235,411	151,623	(2,614,386)	-	(2,227,352)

In kind contribution of services	-	-	-	-	1,950	-	-	1,950

Offering costs	-	-	-	-	(825)	-	-	(825)

Net loss for the nine months ended June 30, 2012	-	-	-	-	-	(232,951)	-	(232,951)

Balance, June 30, 2012	-	$-	235,410,994	$235,411	$152,748	$(2,847,337)	$-	$(2,459,178)

See accompanying notes to condensed financial statements

BOLDFACE Group, Inc.

(f/k/a Max Cash Media, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		For the Period from July 9, 2007 (Inception) to June 30,
	June 30, 2012	June 30, 2011	2012
Cash Flows Used in Operating Activities:
Income from continuing operations	$1,764	$-	$1,764
Adjustments to reconcile net income to net cash used in operations
Changes in operating assets and liabilities:
Increase in interest receivable	(23,733)	-	(23,733)
Increase in accrued interest payable	21,969	-	21,969
Net Cash Used In Continuing Activities	-	-	-
Net Cash Used In Discontinued Activities	(16,357)	(11,297)	(303,687)
Net Cash Used in Operating Activities	(16,357)	(11,297)	(303,687)

Cash Flows From Investing Activities:
Issuance of note receivable	(1,925,030)	-	(1,925,030)
Net Cash Used In Investing Activities - Continuing	(1,925,030)	-	(1,925,030)
Net Cash Used In Investing Activities - Discontinued	-	-	(2,000,000)
Net cash used In Investing activities	(1,925,030)	-	(3,925,030)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	1,925,030	-	1,925,030
Net Cash Provided By Financing Activities - Continuing	1,925,030	-	1,925,030
Net Cash Provided By Financing Activities - Discontinued	19,177		2,331,712
Net Cash Provided by Financing Activities	1,944,207	-	4,256,742

Net Increase/(Decrease) in Cash	2,820	(11,297)	28,025

Cash at Beginning of Period - Discontinued Operations	25,205	11,410	-

Cash at End of Period - Discontinued Operations	$28,025	$113	$28,025

Cash at End of Period - Continuing Operations	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$120

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Related Accounts Payable	$-	$-	$5,000

Shares Issued in Conection With Stock Dividend	$229,041		$229,041

See accompanying notes to condensed financial statements

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On May 21, 2012, the Company amended its articles of incorporation to change its name to BOLDFACE Group, Inc.

BOLDFACE Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 9, 2007. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include the allowance for doubtful accounts, the amortization of debt issuance costs and valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” For the periods ended June 30, 2012 and 2011, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s federal income tax returns for the years September 30, 2007 through 2011 remain subject to examination by the Internal Revenue Service.

(F) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for note receivable, accounts payable, accrued expenses, convertible note payable and note payable approximate fair value based on the short-term maturity of these instruments.

(G) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to debt issue costs.

(H) Notes Receivable

Note receivable is recorded at cost and net of the allowances for losses when a note is deemed to be impaired. The Company does not record interest income on the note receivable when the contractual payment of interest and/or principal is not anticipated to be received.

(I) Impairment of Notes Receivable

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

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2	DISCONTINUED OPERATIONS

Due to the reverse merger, as more fully disclosed in Note 10 “Subsequent Events”, certain of the pre-Merger assets, liabilities and results of operations have been classified, for all periods presented, as discontinued operations.

Assets and liabilities to be disposed of comprise the following:

	June 30,	September 30,
	2012	2011

Cash	$28,025	$25,205
Debt Issue Costs, net	-	2,236
Total Assets	$28,025	$25,205

Accounts Payable and Accrued Expenses	$114,914	$34,893
Accrued Interest Payable	172,927	38,775
Convertible Notes Payable	2,201,125	2,181,125
Total Liabilities	$2,488,966	$2,254,793

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following amounts have been segregated from operations and included in discontinued operations in the statements of income:

	For the Three Months Ended		For the Nine Months Ended		For the period from July 9, 2007 (Inception)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	to June, 30, 2012
Operating Expenses
Professional fees	$9,424	$7,741	$83,372	$35,892	$369,159
General and administrative	6,910	3,550	17,199	8,000	78,864
Total Operating Expenses	16,334	11,291	100,571	43,892	448,023

Loss from Operations	(16,334)	(11,291)	(100,571)	(43,892)	(448,023)

Other Income / (Expense)
Interest Income	1	-	9	2	900
Interest Expense	(44,780)	(2,742)	(134,153)	(8,236)	(172,937)
Other Expense	-	-	-	-	(2,000,000)

Total Other Income / (Expense) - net	(44,779)	(2,742)	(134,144)	(8,234)	(2,172,037)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(61,113)	(14,033)	(234,715)	(52,126)	(2,620,060)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(61,113)	$(14,033)	$(234,715)	$(52,126)	$(2,620,060)

NOTE 3	NOTE RECEIVABLE

In May 2012, the Company received 3 promissory notes from BOLDFACE Licensing & Branding, Inc. (the “Borrower”) in exchange for an aggregate sum of $1,925,030 loaned to the Borrower, with each note bearing interest at 10%. The loans are due by November 16, 17 and 31, 2012, respectively, or the earliest of:

•	On the dates mentioned above, or
•	Closing of additional financing by the borrower of an amount equal to or greater of the amount loaned, or
•	The date of closing of the merger between the Borrower and the Company.

In connection with the loans, the Borrower entered into security and pledge agreements with the Company. The security agreement is dated May 16, 2012 and Pledge Agreement is dated May 16, 2012. The Security Agreement granted the Company first priority security interest in all tangible and intangible assets of the borrower. The Pledge Agreement pledged 100,000 issued and outstanding shares of common stock of the borrower as security. Upon the Merger (as discussed in Note 10 Subsequent Events) between the Company’s wholly owned subsidiary and the Borrower, the Borrower became a wholly owned subsidiary of the Company and the notes will be canceled and related pledge and security agreements will be terminated.

On August 4, 2011, the Company received a promissory note in exchange for $2,000,000 bearing interest at 8% with Prism Corporation (the Borrower). The loan was disbursed in four installments:

•	August 9, 2011 - $1,000,000, due by November 9, 2011
•	August 18, 2011 - $500,000, due by November 18, 2011

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2012, none of the above events took place.   No repayment of the note occurred through today and the note receivable is in default. The Company is not recognizing the interest income on the note receivable since the note is in default.  As of June 30, 2012, the value of pledged capital stock could not be determined and the entire $2,000,000 was deemed to be uncollectible and was fully reserved in the prior year.

On January 9, 2012, the Company commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President Joe Loftis (the “Defendants”).  The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue.  In an effort to ensure that the Company’s first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, the Company also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral.  On January 20, 2012, the Court granted our motion for a preliminary injunction against the Defendants. Our attorneys will continue to aggressively pursue all available remedies. In conjunction with the Merger and immediately following the Merger, we accomplished the Split-Off of Split Corp, our former wholly owned subsidiary. All of our assets and liabilities immediately preceding the Merger, including all of our rights in the above litigation, but excluding any of our assets and liabilities assumed in the Merger, were transferred to Split Corp. See Note 10 Subsequent Events under the caption “Split-Off Agreement and General Release Agreement” for a more detailed discussion.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	DEBT ISSUE COSTS

During the nine months ended June 30, 2012 and the year ending September 30, 2011, the Company paid debt issue costs totaling $0 and $5,589, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid – 2011.	$5,589
Amortization of debt issue costs – September 30, 2011	(3,353)
Debt issue costs – net – September 30, 2011	$2,236
Amortization of debt issue costs – June 30, 2012	$(2,236)
Debt issue costs – net – June 30, 2012	$-

NOTE 5	STOCKHOLDERS’ EQUITY

A) Stock Split Effected in the Form of a Stock Dividend

On May 29, 2012, the Company's Board of Directors declared a 37.9562 - for - 1 stock split to be effected in the form of a stock dividend. The stock split was distributed on May 29, 2012 to shareholders of record as of May 29, 2012. All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

(B) Common Stock Issued for Cash

During October 2007, the Company issued 41,206,163 shares of common stock for $111,500.

During October 2007, the Company collected $25,500 for the sale of 9,423,831 shares of common stock made during the period from July 9, 2007 (inception) through September 30, 2007.

(C) In-Kind Contribution

For the nine months ended June 30, 2012, a shareholder of the Company contributed services having a fair value of $1,850.

For the year ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $2,600.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

(D) Stock Issued for Services

On July 9, 2007, the Company issued 184,781,000 shares of common stock to its founder having a fair value of $5,000 in exchange for services provided.

(E) Amendment to Articles of Incorporation

On May 21, 2012, the Company amended its Articles of Incorporation to change its name to BOLDFACE Group, Inc. Effective the same date, the Company's authorized capital was changed from 100,000,000 of common shares $0.001 par value to 300,000,000 common shares and 10,000,000 of preferred shares $0.001 par value remained the same.

NOTE 6	NOTE PAYABLE

On May 10, 2010, the Company issued a promissory note in the amount of $65,000 due November 9, 2011 and bearing interest at a rate of 10% per annum (the “2010 Note”). On November 9, 2011, the due date of the loan was extended to May 9, 2013. As of June 30, 2012, the Company has accrued $13,926 in interest payable. As discussed below in Note 10 Subsequent Events, in connection with the Merger, the holders of the 2010 Note agreed to cancel the note effective upon the closing of the Merger.

During 2009, the Company owed $4,585 to an unrelated third party for expenses paid on behalf of the Company. The loan was repaid in full during August 2009.

For the year ended September 30, 2007, the Company received $1,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and due on demand. The loan was repaid on October 23, 2007.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	CONVERTIBLE NOTES PAYABLE

In May 2012, the Company completed closings of a private placement offering of its 10% secured convertible promissory notes (the “2012 Bridge Notes”) in the aggregate principal amount of $1,925,030. The 2012 Bridge Notes will mature six months from the date of issuance, unless earlier converted into units of the Company’s securities in connection with the Merger, as noted below. Accrued interest will be payable at maturity or forgiven, if the 2012 Bridge Notes are converted as described below.

The net proceeds from the sale of the 2012 Bridge Notes, after deducting fees and expenses related to the 2012 Bridge Notes offering, were used to make a secured bridge loan (the “2012 Bridge Loan”) to Boldface Licensing + Branding (“BLB”), a Nevada corporation.

The 2012 Bridge Notes are secured by: (i) a first priority security interest in all of the Company’s assets relating to the 2012 Bridge Loan, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of BLB, now owned or hereafter acquired by BLB; and (iii) a pledge by certain shareholders of Boldface of 100% of the outstanding capital stock of BLB.

Simultaneously upon the closing of the Merger (See Note 10 Subsequent Events), the outstanding principal amount of the 2012 Bridge Notes will be converted into (i) units of the Company’s securities at a conversion price of $0.25 per unit, each unit consisting of one share of the Company’s common stock and one redeemable five year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and (ii) five year warrants to purchase such number of shares of the Company’s common stock as is equal to the number of units into which the 2012 Bridge Notes are convertible, 50% of which warrants will have an exercise price of $0.25 per share and 50% of which warrants will have an exercise price of $0.50 per share (the “Bridge Warrants”). All of the warrants and the common stock issued in the units will have “weighted average” anti-dilution protection, subject to customary exceptions.

Through June 30, 2012, the closing of the Merger did not take place and the 2012 Bridge Notes remained outstanding. The Company accrued $21,970 of interest on the note as of June 30, 2012.

During August and September 2011, the Company had a closing of a private placement (the “Bridge Offering”) of $2,000,000 principal amount of 8% Secured Convertible Promissory Notes (the “Notes”).    The Notes matured three months from the date of issuance.   Accrued interest is payable at maturity or upon conversion. As of June 30, 2012 the note payable was in default. Through June 30, 2012, the closing of the Merger did not take place and the Notes payable remained outstanding. The Company accrued $139,068 of interest on the Notes as of June 30, 2012. Please see Item 1. Legal Proceedings of Part II of this Quarterly Report for a discussion of the litigation associated with these Notes. As discussed below in Note 10 Subsequent Events, all of the Company’s assets and liabilities immediately preceding the Merger, including all of its rights in the aforementioned litigation, but excluding any of its assets and liabilities assumed in the Merger, were transferred to Split Corp.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During August 2011, the Company issued $66,125 of 10% convertible notes (the “2011 Notes”) due the earlier of January 31, 2013 or upon the completion by the Company of a security offering or other financing in which the Company raises a minimum of one million dollars (the “Financing”). The 2011 Notes and accrued interest will be converted into the same instruments issued in the Financing at the same price and terms as the instruments issued in the Financing. Each holder is limited in their conversion to 9.99% of the total outstanding common shares. If the notes are not converted, the notes require the Company to pay interest in shares of common stock on the due date based on the 10 day weighted average price of the Company’s common stock or if no such price exists, at a rate determined by the Board of Directors. On December 30, 2011, the Company issued an amendment to the 2011 Notes to exclude the Bridge Offering from the definition of a Financing, to prevent the triggering of the conversion of the 2011 Notes upon the closing of the Bridge Financing. As discussed below in Note 10 Subsequent Events, in connection with the Merger, the holders of the 2011 Notes agreed to cancel the notes effective upon the closing of the Merger.

On February 1, 2012 the Company issued $20,000 in additional 10% convertible notes payable due no later than July 31, 2013, with the same terms as the 2011 Notes (collectively, the “2012 Convertible Note”). The 2012 Convertible Note is unsecured. The Company accrued $21,970 of interest on these notes as of June 30, 2012. As discussed below in Note 10 Subsequent Events, in connection with the Merger, the holders of the 2012 Convertible Note agreed to cancel the note effective upon the closing of the Merger.

On July 29, 2009, the Company issued a convertible promissory note in the amount of $50,000 due January 28, 2011 and bearing interest at a rate of 9% per annum (the “2009 Note”). On January 28, 2011 the Company extended the due date of the 2009 Note to July 27, 2012. All debt can be converted into shares at a conversion price to be mutually determined by the Company and the holder of this note. As of June 30, 2012, the Company has accrued $13,155 in interest payable. As discussed below in Note 10 Subsequent Events, in connection with the Merger, the holders of the 2009 Note agreed to cancel the note effective upon the closing of the Merger.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8	FORGIVENESS OF ACCOUNTS PAYABLE

On October 15, 2007, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services. The Company is required to pay $7,500 a month. The agreement was to remain in effect unless either party desired to cancel the agreement. This agreement has been terminated as of July 31, 2008. In addition, the payment due for the month of July has been reduced to $5,000 by mutual agreement of both parties. Effective December 31, 2008, the amount of $5,000 was forgiven.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has accumulated losses of $2,847,337 and a negative cash flow from operations of $303,685 since inception. In addition, the Company has a stockholders’ deficiency of $2,459,178 and working capital deficiency of $2,439,178 as of June 30, 2012.   In addition, $2,000,000 of notes payable was in default as of June 30, 2012. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to make every commercially reasonable effort to pursue collection of the notes receivable, including all legal options.  Additionally, the Company expects to raise additional capital to meet its working capital needs, although there can be no assurance it will be successful in those efforts. The Company believes that these actions provide the opportunity for the Company to continue as a going concern. Please also see section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the Company’s efforts to raise additional capital.

NOTE 10	SUBSEQUENT EVENTS

The Merger

On July 12, 2012 (the “Closing Date”), the Company, BOLDFACE Acquisition Corp. (“Acquisition Corp.”), its wholly owned Nevada subsidiary, and BLB entered into the Merger Agreement, dated as of July 12, 2012 (the “Merger Agreement”), pursuant to which Acquisition Corp. merged (the “Merger”) with and into BLB, with BLB remaining as the surviving entity. As a result of the Merger, the Company acquired the business of BLB and will continue the existing business operations of BLB as its wholly owned subsidiary and each share of BLB common stock outstanding was cancelled and converted into the right to receive 200 shares of our common stock. In addition, as part of the Merger, the Company also issued 5,000,000 shares of its common stock to stockholders of BLB (the “Additional Merger Shares”) in proportion with their ownership of shares of common stock of BLB, in connection with the execution of a certain celebrity licensing agreement.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For financial reporting purposes, the Merger represents a capital transaction of BLB or a “reverse merger” rather than a business combination, because the sellers of BLB effectively control the combined company immediately following the completion of the Merger. As such, BLB is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of BLB. Accordingly, the assets and liabilities and the historical operations that will be reflected in our ongoing financial statements will be those of BLB and will be recorded at the historical cost basis of BLB. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of BLB after consummation of the Merger. The Company’s historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger while BLB's historical retained earnings will be carried forward. The Company’s historical financial statements before the Merger will be replaced with the historical financial statements of BLB before the Merger in all future filings with the SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Before the Merger, the Company’s board of directors and shareholders owning a majority of its outstanding common stock adopted the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective on the Closing Date. The 2012 Plan provides for the issuance of up to 20,000,000 shares of the Company’s common stock as incentive awards to be granted to its executive officers, key employees, consultants and directors, subject to certain limitations.

The Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company completed an initial closing of a private offering (the “Offering”) of 500,000 units of our securities (the “PPO Units”), at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of the Company’s common stock and a redeemable warrant (each an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of the Company’s common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of the Company’s common stock. The Investor Warrants contain certain anti-dilution and other customary terms.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Offering was made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and is being made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units (the “Maximum Offering Amount”). In addition, in the event the maximum number of PPO Units is sold, we and the Placement Agent (as defined below) have the option to offer an additional 3,000,000 PPO Units (the “Over-Allotment PPO Units”). The closing of at least the Minimum Offering Amount of 8,000,000 PPO Units and the closing of the Merger were conditioned upon each other.

On the Closing Date, the investors in the Offering collectively subscribed for 8,200,120 PPO Units for total consideration of $2,050,030, which includes the conversion of $1,925,030 of principal of the Bridge Notes sold in the Bridge Financing (as described below). The Offering for the remaining 11,799,880 PPO Units (not including any Over-Allotment PPO Units) will continue after the closing of the Merger. The net cash proceeds from the sale of the PPO Units, after deducting fees and expenses related to the Offering, will be used for the Company’s working capital purposes.

In connection with the conversion of $1,925,030 principal amount of Bridge Notes into PPO Units, the holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of the Company’s common stock. 3,850,060 of the Bridge Warrants are exercisable at $0.25 per share and 3,850,060 of the Bridge Warrants are exercisable at $0.50 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants.

We paid the placement agent (the “Placement Agent”), in connection with the initial closing of the Offering a commission of 8% of the funds raised from investors in the Offering that were directly introduced to us by the placement agent (or $10,000), excluding funds attributable to converted bridge notes. The Placement Agent received an additional cash commission of 4%, or approximately $77,000, with respect to the principal amount of Bridge Notes converted into PPO Units. Prior to the commencement of the Offering, we also paid the Placement Agent a cash commission of 4% of the $1,925,030 raised from investors in the Bridge Financing which was approximately $77,000. In addition, the Placement Agent received five-year warrants (the “Broker Warrants”) to purchase a number of shares of our Common Stock equal to 8% of the PPO Units sold to investors in the Offering that were directly introduced to us by the placement agent, including PPO Units issued in connection with the conversion of the Bridge Notes. The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) their resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.25 per share. As a result of the foregoing arrangement, at the initial closing of the Offering, the placement agent was paid commissions of approximately $164,000 and was issued Broker Warrants to purchase approximately 656,000 shares of our Common Stock.

BOLDFACE GROUP, INC.

(f/k/a MAX CASH MEDIA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Licensor Warrants

In connection with the closing of the Merger, the Company issued an aggregate of 10,000,000 warrants (the “Licensor Warrants”) to the certain licensors in accordance with that certain celebrity licensing agreement. The Licensor Warrants are exercisable for a term of ten years at an exercise price of $0.24 per share. The exercise price and number of shares of common stock issuable upon exercise of the Licensor Warrants may be adjusted in certain circumstances including stock splits and stock dividends (but excluding future issuances of our equity securities, regardless if for no consideration or for consideration per share less than $0.24). They are exercisable on a cashless basis at any time prior to their expiration. Except as otherwise described herein, the Licensor Warrants are identical in all material respects to the Investor Warrants.

Split-Off Agreement and General Release Agreement

In conjunction with the Merger and immediately following the Merger, we split off (the “Split-Off”) our formerly wholly owned subsidiary, BOLDFACE Split Corp., a Nevada corporation (“Split Corp.”). The Split-Off was accomplished through the exchange of 189,781,000 shares of our common stock held by Noah Levinson, our former Chief Executive Officer and Chief Financial Officer (the “Split-Off Shareholder”), for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately preceding the Merger, excluding any of the Company’s assets and liabilities assumed in the Merger, were transferred to Split Corp. The Split-Off was accomplished pursuant to the Split-Off Agreement, dated as of July 12, 2012, and the General Release Agreement, dated as of July 12, 2012, each entered into among us, Split Corp. and the Split-Off Shareholder.

Cancellation of Certain Notes

In connection with the Merger, the holders of the 2009 Note, the 2010 Note, the 2011 Notes and the 2012 Convertible Note agreed to cancel these notes effective upon the closing of the Merger.

For a detailed discussion of the Merger and related transactions and a description of our business after the Merger, please see our Current Report on Form 8-K filed with the SEC on July 18, 2012.

Additional Closings of the Offering

Subsequent to the Closing Date, the Company completed two additional closings of the Offering in which the Company raised an additional $440,980 in gross proceeds, as a result of the sale of 1,763,920 PPO Units.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Due to the post acquisition reporting requirements of the SEC rules, the following discussion in this section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” only refers to our business and financial position and related results prior to the closing of the Merger, except as where otherwise indicated. It does not include any information on us or our operating subsidiary, BOLDFACE Licensing & Branding (“BLB”), following the closing of the Merger.

Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Quarterly Report to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on January 13, 2012.

Limited Operating History

We were incorporated in the State of Nevada on July 9, 2007, with the intention of acquiring and marketing intellectual properties within the entertainment industry. We conducted minimal operations in this line of business and have since decided to discontinue operations in this area. As of June 30, 2012, we were inactive, but were looking at ventures of merit for corporate participation as means of enhancing shareholder value.

Transactions with Prism Corporation

From August to September 2011, we conducted a series of closings of a private placement (the “Prism Offering”) in which we sold an aggregate of $2,000,000 principal amount of our 8% Secured Convertible Promissory Notes (the “Prism Notes”) to certain investors, and the net proceeds of the sale of the Prism Notes were used by us to make a loan (the “Bridge Loan”) to Prism Corporation, an Oklahoma corporation (“Prism”), a privately held company active in the oil, gas and energy business in several states of the southern and western United States. Prism defaulted on the Prism Notes, and discussions between us and Prism relating to a potential merger were terminated.

On May 31, 2012, John Derby, a holder of substantial portion of the Prism Notes, entered into an Indemnification Agreement with us, pursuant to which Mr. Derby agreed that as a holder of a substantial portion of the Prism Notes he stands to gain from the actions of the collateral agent under the security agreement, entered into in connection with the issuances of the Prism Notes. In consideration thereof Mr. Derby agreed to provide for the indemnification, advancement, reimbursement and insurance of certain of our liabilities and expenses and all of our liabilities, claims and any other damages (the “Damages”) arising out of or related to any threatened, pending or completed action, suit, proceeding, inquiry or investigation, whether civil, criminal, administrative or other, and any interest, assessments, excise taxes or other charges paid or payable in connection with or in respect of any of the foregoing, incurred by us and each of our past, present and future officers, directors, stockholders, and each of their respective representatives, agents, affiliates, successors and assigns arising solely out of our sale to the purchasers of the Prism Notes and related matters. In addition, all of the persons that purchased the Prism Notes entered into a Consent to Assignment Agreement, dated as of July 12, 2012, with us, including the General Release Agreement (as defined below), pursuant to which such purchasers consented to the assignment of all of their rights and obligations to BOLDFACE Split Corp., a Nevada corporation and our former wholly owned subsidiary (“Split Corp.”), and agreed to a general release of the Company for any Damages arising from, or relating to, or in any way connect with, any fact, event, transaction, action or omission that occurred or failed to occur on prior to the date of the Consent to Assignment Agreement relating to the Prism Notes and the underlying security agreement and pledge agreement.

We began legal actions against Prism (see Part II, Item 1. Legal Proceedings, below, for a discussion of the legal proceedings relating to this matter) and intended to aggressively pursue all legal remedies available to us in connection with the collection of these debts. In conjunction with the Merger and immediately following the Merger, we split off (the “Split-Off”) our wholly owned subsidiary, Split Corp. The Split-Off was accomplished through the exchange of 189,781,000 shares of our common stock held by Noah Levinson, our former sole officer (the “Split-Off Shareholder”), for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately preceding the Merger, but excluding any of our assets and liabilities assumed in the Merger, were transferred to Split Corp. The Split-Off was accomplished pursuant to the Split-Off Agreement, dated as of July 12, 2012 (the “Split-Off Agreement”), and the General Release Agreement, dated as of July 12, 2012 (the “General Release Agreement”), each entered into among us, Split Corp. and the Split-Off Shareholder.

Financings

On May 16 and 17, 2012, we completed closings of a private placement offering of our 10% secured convertible promissory notes (the “2012 Bridge Notes”) in the aggregate principal amount of $1,500,030. On May 31, 2012, we completed the final closing of the private placement offering of the 2012 Bridge Notes in the aggregate principal amount of approximately $425,000. Accrued interest will be payable at maturity or forgiven, if the 2012 Bridge Notes are converted as described below. Combined with the May 16 and 17, 2012 closings, we sold an aggregate of $1,925,030 in principal amount of 2012 Bridge Notes in the offering. Subject to prior conversion, the 2012 Bridge Notes were scheduled to mature six months from the date of issuance. Accrued interest was payable at maturity or forgiven, if the 2012 Bridge Notes were converted as described below.

The net proceeds from the sale of the 2012 Bridge Notes, after deducting fees and expenses related to the offering, were used to make a secured bridge loan (the “2012 Bridge Loan”) to BLB, which became our wholly owned subsidiary as a result of the Merger.

The 2012 Bridge Notes were secured by: (i) a first priority security interest in all of our assets relating to the 2012 Bridge Loan, now owned or hereafter acquired by us; (ii) a first priority security interest in all of the tangible and intangible assets of BLB, then owned or thereafter acquired by Boldface; and (iii) a pledge by certain shareholders of BLB of 100% of the outstanding capital stock of Boldface.

Simultaneously upon the closing of the July 12, 2012 Merger, the $1,925,030 outstanding principal amount of the 2012 Bridge Notes was converted into (i) 7,700,120 units of our securities at a conversion price of $0.25 per unit, each unit consisting of one share of our common stock and one redeemable five year warrant to purchase one additional share of our common stock at an exercise price of $1.00 per share and (ii) 7,700,120 five year warrants to purchase 7,700,120 shares of our common stock, 3,850,060 of which warrants have an exercise price of $0.25 per share and 3,850,060 of which warrants have an exercise price of $0.50 per share. All of the warrants and the common stock issued in the units have “weighted average” anti-dilution protection, subject to customary exceptions. For additional information regarding the issuance and conversion of the 2012 Bridge Notes and the Merger, please see our Current Report on Form 8-K filed with the SEC on July 18, 2012.

Results of Operations

We have not generated any revenues from operations for the period from July 9, 2007 (date of inception) through June 30, 2012.

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Operating Income from Continuing Operations

We earned an operating income of $1,764 for the three month period ended June 30, 2012, compared to an operating loss of $0 for the three month period ended June 30, 2011. The 1,764 in operating income for the three month period ended June 30, 2012 was mainly due to interest income of $23,734 and offset by interest expense of $21,970.

Operating Loss from Discontinued Operations

We incurred an operating loss of $61,113 for the three month period ended June 30, 2012, compared to an operating loss of $14,033 for the three month period ended June 30, 2011. The $61,113 in operating loss for the three month period ended June 30, 2012 was mainly due to professional fee expense.

Net loss for the three month period ended June 30, 2012 was $59,349, compared to a net loss of $14,033 for the three month period ended June 30, 2011. Net loss in the three month period ended June 30, 2012 was comprised of net interest income of $1,764 and loss from discontinued operations of $61,113.

Interest Expense from Continuing Operations

Interest expense from continuing operations was $21,970 for the three months ended June 30, 2012. Interest expense was $0 for the three months ended June 30, 2011. Interest expense was incurred under our promissory notes that were outstanding as of June 30, 2012.

Interest Expense from Discontinued Operations

Interest expense from discontinued operations was $44,780 for the three months ended June 30, 2012. Interest expenses were $2,742 for the three months ended June 30, 2011. Interest expense was incurred under our promissory notes that were outstanding as of June 30, 2012.

Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

Net Loss from Continuing Operations

We earned an operating income of $1,764 for the nine month period ended June 30, 2012, compared to an operating loss of $0 for the nine month period ended June 30, 2011. The $1,764 in operating income from continuing operations for the nine month period ended June 30, 2012 was due to interest income and offset by interest expense.

Net Loss from Discontinued Operations

We incurred an operating loss of $234,715 for the nine month period ended June 30, 2012, compared to an operating loss of $52,126 for the nine month period ended June 30, 2011. The $234,715 in operating loss for the nine month period ended June 30, 2012 was mainly due to professional fees expense.

Net loss for the nine month period ended June 30, 2012 was $232,951, compared to a net loss of $52,126 for the nine month period ended June 30, 2011. Expenses in the nine month period ended June 30, 2012 were comprised of net interest income of $1,764 and loss from discontinued operations of $234,715.

Interest Expense from Continuing Operations

Interest expense from continuing operations was $21,970 for the nine months ended June 30, 2012. Interest expense was $0 for the nine months ended June 30, 2011. Interest expense was incurred under our promissory notes that were outstanding as of June 30, 2012.

Interest Expense from Discontinued Operations

Interest expense from discontinued operations was $134,153 for the nine months ended June 30, 2012. Interest expenses were $8,236 for the nine months ended June 30, 2011. Interest expense was incurred under our promissory notes that were outstanding as of June 30, 2012.

Period from July 9, 2007 (inception) to June 30, 2012

We incurred an operating income of $1,764 for the period from July 9, 2007 (inception) through June 30, 2012 and an operating loss of $2,620,060 from discontinued operations, and we have not generated any revenues since inception. Prior to the Merger we anticipated that we would have not generated any revenues until we were able to raise additional capital to fund our operations.

Net Income from Continuing Operations

Net income from continuing operations for the period from July 9, 2007 (inception) through June 30, 2012 amounted to $1,764. Net income in that period was comprised of net interest income and offset by interest expense.

Net Loss from Discontinued Operations

Net losses from discontinued operations for the period from July 9, 2007 (inception) through June 30, 2012 amounted to $2,620,000. Expenses in that period were comprised of professional fees of $369,159, general and administrative expenses of $78,864, reserve for Note Receivable of $2,000,000 and net interest expenses of $172,037.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2012 from discontinued operations was $28,025 as compared to $25,205 at September 30, 2011.

Since our inception, we have been financed primarily by loans and private placements of our common stock and convertible and debt instruments. We raised $137,000 from July 9, 2007 (inception) through October 2007 from sales of common stock. In July 2009, we issued a convertible promissory note in the principal amount of $50,000 (the “2009 Note”), and in May 2010, we issued a promissory note in the amount of $65,000 (the “2010 Note”).

From August to September 2011, we issued $66,125 in principal amount of convertible promissory notes (the “2011 Convertible Notes”). According to their original terms, the 2011 Convertible Notes were supposed to automatically convert at the initial closing of the next private placement following the issuance of the 2011 Convertible Notes in which we sold at least $1,000,000 of our securities into the securities sold in such private placement. As such, the 2011 Convertible Notes were supposed to have converted into instruments substantially similar to the Prism Notes as sold in the Prism Offering. We amended the 2011 Convertible Notes such that this conversion feature did not apply with respect to the Prism Offering.

From August to September 2011, we issued $2,000,000 in principal amount of the Prism Notes which we lent as Bridge Loans to Prism in exchange for a note receivable. See above under “Transactions with Prism Corporation” for a detailed discussion of the Prism Notes.

On February 1, 2012, we completed a private placement offering in which we sold $20,000 principal amount of our 10% convertible promissory notes to one investor (the “2012 Convertible Note”). This promissory note was to mature on July 31, 2013, and both the principal and accrued interest were to be mandatorily converted upon the closing of the next securities offering or other financing by us in which we raised a minimum of US one million dollars ($1,000,000), which offering was to close concurrent with the closing of a related merger or other acquisition transaction (the “Financing”), at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the Financing, if the Financing was an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the Financing, expressed as a percentage of the face amount of debt securities, if the Financing was an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

In connection with the Merger, the holders of the 2009 Note, the 2010 Note, the 2011 Convertible Notes and the 2012 Convertible Note agreed to cancel these notes effective upon the closing of the Merger.

In May 2012 we sold an aggregate of $1,925,030 in principal amount of 2012 Bridge Notes. The 2012 Bridge Notes were converted into our equity in conjunction with the July 12, 2012 Merger.

The total net funds raised since inception through June 30, 2012 of $4,257,566 including the $2,000,000 raised in the Prism Offering and lent to Prism as Bridge Loans, have been used principally to cover our ongoing general and administrative expenses, to make the Bridge Loan to Prism, to make a secured bridge loan to BLB and to cover professional fees relating to our financial reporting requirements.

As reflected in the accompanying financial statements, we have not generated any cash from continued operations from inception and we had used net cash in discontinued operations of $303,687 for the same period, and have a net income since inception of $1,764. We also had a working capital deficiency of $2,439,178 and a stockholders’ deficiency of $2,459,178 as of June 30, 2012. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2012, we did not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

Merger with BOLDFACE Licensing + Branding and the Offering

As more fully discussed above, on July 12, 2012 (the “Closing Date”), we completed the Merger with BLB. As a result of the Merger, we acquired the business of BLB and we will continue the existing business operations of BLB as our wholly owned subsidiary. Concurrently with the closing of the Merger and in contemplation of the Merger, we completed an initial closing of a private offering (the “Offering”) of 500,000 units of our securities (the “PPO Units”), at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of our Common Stock and a redeemable warrant (each an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of our Common Stock. The Offering was made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and is being made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units (the “Maximum Offering Amount”). In addition, in the event the maximum number of PPO Units is sold, we and the Placement Agent (as defined below) have the option to offer an additional 3,000,000 PPO Units (the “Over-Allotment PPO Units”). The closing of at least the Minimum Offering Amount of 8,000,000 PPO Units and the closing of the Merger were conditioned upon each other.

On the Closing Date, the investors in the Offering collectively subscribed for 8,200,120 PPO Units for total consideration of $2,050,030, which includes the conversion of $1,925,030 of principal of the Bridge Notes sold in the Bridge Financing (as described below). The Offering for the remaining 11,799,880 PPO Units (not including any Over-Allotment PPO Units) will continue after the closing of the Merger. The net cash proceeds from the sale of the PPO Units, after deducting fees and expenses related to the Offering, will be used for working capital purposes.

Subsequent to the Closing Date, we complete two additional closings of the Offering in which we raised an additional $440,980 in gross proceeds, as a result of the sale of 1,763,920 PPO Units.

We hope to raise additional funds from the Offering to cover the expenses of BLB’s business. We anticipate that our post-Merger resources, including the net proceeds of the subsequent closings of the Offering, together with the resources of BLB and subsequent other closings of the Offering, if any, and any additional private placements that we may pursue during this period, should satisfy our working capital requirements for at least the next twelve months. In addition, despite not having any revenues since July 9, 2007 (inception), we expect that as we progress with BLB’s business strategy, any revenues generated from the sales of our products under our existing celebrity license agreements, will also contribute to satisfying our working capital requirements during the next twelve months. Our ultimate success, however, will likely depend on our ability to raise additional capital and achieving meaningful revenues. We may be required to pursue sources of additional capital through various means, including joint venture projects and debt and/or equity financing. Future financing through equity investments is likely to be dilutive to existing stockholders. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who were appointed as our new executive officers on July 12, 2012 after the third quarterly period ended June 30, 2012 was completed in connection with the closing of the Merger, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012, the end of the period covered by this Quarterly Report. Based on our evaluation and on a similar conclusion reached by our former principal executive officer and principal financial officer, our sole officer prior to the Merger, who reached such conclusion based on his evaluation of our disclosure controls and procedures for each of the prior periods commencing with the quarterly period ended December 31, 2010 (the “Periods”), our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because we had one employee who was our sole officer and he was responsible for all matters surrounding accounting and business transactions, management believes that the material weakness of the lack of segregation of responsibilities can impact our financial statements. The existence of any material weakness precludes an effective determination.

The material weaknesses, which relate to internal control over financial reporting, that were identified during each of the Periods are:

•    We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is our management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures;

•    Prior to July 12, 2012, we only had one officer overseeing all transactions. Due to our small size, we did not have a proper segregation of duties in certain areas of our financial reporting process and we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with our complexity and our financial accounting and reporting requirements. We had limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there was a lack of monitoring of the financial reporting process and there was a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, were not prevented or detected on a timely basis; and

•    There were insufficient corporate governance policies. Our corporate governance activities and processes were not always formally documented. Specifically, decisions made by the board of directors to be carried out by our sole officer should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, our new Chief Executive Officer and Chief Financial Officer will perform accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s quarterly and annual reports during the Periods and the financial statements forming part thereof are in accordance with GAAP and that the material weaknesses set forth in the items above did not have a material effect on our financial results over such periods.

We are committed to improving our financial organization. As part of this commitment, prior to the Merger on July 12, 2012, we dismissed our prior independent registered public accounting firm and appointed Friedman LLP to serve as our new independent registered public accounting firm. We believe that Friedman LLP has larger resources that can be devoted to improve independent review of, and therefore is a more suitable independent registered public accounting firm for, our Company. Following the Merger, we have implemented several measures and will implement additional measures to remediate the material weaknesses that have been identified, including the following:

•    Upon the closing of the Merger, we appointed a new Chief Executive Officer and a new Chief Financial Officer and our board of directors now consists of 2 members, one of which is an independent director, which will help improve our disclosure controls and procedures. In addition, we have retained an outside consultant to assist with us with financial reporting and strengthening our internal controls and procedures and provide assistance with Sarbanes-Oxley compliance standards.

•    We intend to form an audit committee and a compensation committee of our board of directors, each of which will be initially made up of a majority of independent directors and upon appointing additional independent directors, will be made up entirely of independent directors. We expect these board committees to provide independent oversight of our management and operations. In particular, the audit committee will play an active role in oversight of our financial reporting. These efforts will further assist with improving our disclosure controls and procedures.

•    Our board of directors is in the process of identifying suitable candidates to be appointed as independent directors of the Company.

•    Subject to availability of funds, we will look to hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. If and when implemented, the internal department will be responsible for performing regular internal audit over financial functions and other operation functions. As necessary, we may engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

•    Management believes that the hiring of additional knowledgeable personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of only a small number of people, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

•    We are committed to improving our financial organization. As part of this commitment, we intend to continue to educate our management personnel to comply with GAAP and the SEC’s disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

•    We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Please see below for a discussion of inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple human error or mistake. Additionally, controls and procedures can be circumvented or overridden by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, internal control over financial reporting may not prevent or detect misstatements.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 9, 2012, we commenced litigation in the Federal Court for the Southern District of New York (the “Court”) against Prism Corporation and its President, Joe Loftis (collectively, the “Defendants”). The Complaint states causes of action against the Defendants for breach of contract, seizure of collateral and injunctive relief, and seeks to obtain a Judgment in the amount of $2,000,000 plus interest and all costs due under the four promissory notes at issue. In an effort to ensure that our first priority security interest in Prism's assets (the “Collateral” under the relevant security and pledge agreements) remains intact throughout the pendency of the litigation, we also successfully petitioned the Court to issue an Order to Show Cause with Temporary Restraining Order, thereby enjoining the Defendants from, among other things, selling, assigning, transferring, conveying or otherwise disposing of any of the Collateral. On January 20, 2012, the Court granted our motion for a preliminary injunction against the Defendants. On May 21, 2012, a Judgment and Order was issued by the Court, granting judgment against Prism Corporation in the amount of $2,148,710.30 and ordering the Defendants to deliver all of the tangible and intangible assets of Prism Corporation to Gottbetter & Partners, LLC, as collateral agent. On or about June 21, 2012, the Defendants filed a motion with the Court to set aside the Judgment. The Defendants’ motion was subsequently denied by Memorandum and Order dated July 5, 2012. To date, however, the Defendants have not complied with either aspect of the Judgment and Order dated May 21, 2012. We have instructed counsel to pursue collection efforts, which are currently in process.

In conjunction with the Merger and immediately following the Merger, we accomplished the Split-Off of Split Corp, our former wholly owned subsidiary. The Split-Off was completed through the exchange of 189,781,000 shares of our common stock held by the Split-Off Shareholder, for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately preceding the Merger, including all of our rights in the above litigation, but excluding any of our assets and liabilities assumed in the Merger, were transferred to Split Corp. The Split-Off was accomplished pursuant to the Split-Off Agreement and the General Release Agreement.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011, during the period covered by this report. In addition, please see the risk factors disclosed in our Current Report on Form 8-K filed with the SEC on July 18, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Other than as disclosed in our Current Reports on Form 8-K filed with the SEC, there have been no other sales or issuances of unregistered equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to smaller reporting companies.

Item 5.	Other Information

None.

Item 6.	Exhibits

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and specified third-party beneficiaries and:

•    should not in all instances be treated as categorical statements of fact, but rather as a way of allocating contractual risk to one of the parties if those statements prove to be inaccurate and not as a means of establishing facts;

•    have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•    may apply different standards of materiality than standards of materiality under applicable securities laws;

•    were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and facts may have changed since the date of the agreement, and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 12, 2012, by and among Registrant, BOLDFACE Acquisition Corp., and BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.1

2.2	Articles of Merger, dated as of July 12, 2012, for the merger of BOLDFACE Acquisition Corp. into BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.2

3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 21, 2012	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on May 22, 2012, Exhibit 3.1

3.2	By-Laws of Registrant	Registration Statement on Form SB-2 (File No. 333-148722) filed with the SEC on January 17, 2008, Exhibit 3.2

4.1	Form of Investor Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.1

4.2	Form of Broker Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.2

4.3	Form of Bridge Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.3

4.4	Form of 10% Secured Convertible Promissory Note	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.4

10.1	Split-Off Agreement, dated as of July 12, 2012, by and among Registrant, BOLDFACE Split Corp., and Noah Levinson	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.1

10.2	General Release Agreement, dated as of July 12, 2012, by and among Registrant, BOLDFACE Split Corp. and Noah Levinson	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.2

10.3	Form of Securities Purchase Agreement between Registrant and the investors in the Private Placement Offering, as amended	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.3

10.4	Subscription Escrow Agreement, dated as of June 1, 2012, by and among Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on June 28, 2012	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.4

10.5	Placement Agency Agreement, dated as of May 2, 2012, by and between the Placement Agent and Registrant, as amended	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.5

10.6	Form of Registration Rights Agreement by and between Registrant and the investors in the Private Placement Offering	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.1

10.7	Escrow (Indemnification) Agreement, dated as of July 12, 2012, among Registrant, Nicole Ostoya, Robin Coe-Hutshing, Maria Torres, and Gottbetter & Partners, LLP, as escrow agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.7

10.8	Form of Lock-Up Agreement	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.8

10.9	Employment Agreement, dated as of July 12, 2012, between Registrant and Nicole Ostoya †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.9

10.10	Employment Agreement, dated as of May 30, 2012, between BOLDFACE licensing + branding and Ashumi Kothary †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.10

10.11	Consulting Agreement, dated as of July 3, 2012, between Registrant and Gold Grenade, LLC †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.11

10.12	Indemnification Agreement, dated as of July 12, 2012, between Registrant and John Derby	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.12

10.13	Registrant’s 2012 Equity Incentive Plan †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.13

10.14	Form of Securities Purchase Agreement between Registrant and the investors in the Bridge Financing	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.14

10.15	Bridge Loan Agreement, dated as of May 16, 2012, between Registrant and BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.15

10.16	Pledge Agreement, dated as of May 16, 2012, among Registrant and each person and entity listed as a pledger on the signature pages thereto	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.16

10.17	Company Security Agreement, dated as of May 16, 2012, among Registrant, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.17

10.18	NewCo Bridge Loan Agreement, dated as of May 16, 2012, between BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.18

10.19	Form of 10% Secured Convertible Promissory Note issued by BOLDFACE licensing + branding to Registrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.19

10.20	Subscription Escrow Agreement, dated as of May 3, 2012, by and among Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.20

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document.	(#)

101.SCH	XBRL Taxonomy Extension Schema Document	(#)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(#)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(#)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(#)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(#)

† Management contract or compensatory plan or arrangement

* Filed herewith

** This information in this Quarterly Report furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(#) Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Quarterly Report within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 16, 2012	BOLDFACE GROUP, INC.

	By:	/s/ Ashumi Kothary
Ashumi Kothary, Chief Financial Officer
(Principal Financial Officer)

