Form 10-Q/A
period 2012-06-30
BOLDFACE GROUP, INC.
filed 2012-08-30
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

BOLDFACE Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (“Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2012. The Company is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the unaudited condensed financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed. Among other things, forward-looking statements made in the Form 10-Q have not been updated or revised to reflect events, results or developments that have occurred, or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context. This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Form 10-Q, including any amendments to those filings. New certifications by the Company’s principal executive officer and principal accounting officer are not required to be filed or furnished with this Form 10-Q/A.

Item 6. Exhibits

Exhibit Number	Description of Exhibits	Incorporated by Reference to the Following Documents

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 12, 2012, by and among Registrant, BOLDFACE Acquisition Corp., and BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.1

2.2	Articles of Merger, dated as of July 12, 2012, for the merger of BOLDFACE Acquisition Corp. into BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.2

3.1	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 21, 2012	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on May 22, 2012, Exhibit 3.1

3.2	By-Laws of Registrant	Registration Statement on Form SB-2 (File No. 333-148722) filed with the SEC on January 17, 2008, Exhibit 3.2

4.1	Form of Investor Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.1

4.2	Form of Broker Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.2

4.3	Form of Bridge Warrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.3

4.4	Form of 10% Secured Convertible Promissory Note	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 4.4

10.1	Split-Off Agreement, dated as of July 12, 2012, by and among Registrant, BOLDFACE Split Corp., and Noah Levinson	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.1

10.2	General Release Agreement, dated as of July 12, 2012, by and among Registrant, BOLDFACE Split Corp. and Noah Levinson	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.2

10.3	Form of Securities Purchase Agreement between Registrant and the investors in the Private Placement Offering, as amended	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.3

10.4	Subscription Escrow Agreement, dated as of June 1, 2012, by and among Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on June 28, 2012	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.4

10.5	Placement Agency Agreement, dated as of May 2, 2012, by and between the Placement Agent and Registrant, as amended	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.5

10.6	Form of Registration Rights Agreement by and between Registrant and the investors in the Private Placement Offering	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 2.1

10.7	Escrow (Indemnification) Agreement, dated as of July 12, 2012, among Registrant, Nicole Ostoya, Robin Coe-Hutshing, Maria Torres, and Gottbetter & Partners, LLP, as escrow agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.7

10.8	Form of Lock-Up Agreement	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.8

10.9	Employment Agreement, dated as of July 12, 2012, between Registrant and Nicole Ostoya †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.9

10.10	Employment Agreement, dated as of May 30, 2012, between BOLDFACE licensing + branding and Ashumi Kothary †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.10

10.11	Consulting Agreement, dated as of July 3, 2012, between Registrant and Gold Grenade, LLC †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.11

10.12	Indemnification Agreement, dated as of July 12, 2012, between Registrant and John Derby	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.12

10.13	Registrant’s 2012 Equity Incentive Plan †	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.13

10.14	Form of Securities Purchase Agreement between Registrant and the investors in the Bridge Financing	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.14

10.15	Bridge Loan Agreement, dated as of May 16, 2012, between Registrant and BOLDFACE licensing + branding	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.15

10.16	Pledge Agreement, dated as of May 16, 2012, among Registrant and each person and entity listed as a pledger on the signature pages thereto	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.16

10.17	Company Security Agreement, dated as of May 16, 2012, among Registrant, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.17

10.18	NewCo Bridge Loan Agreement, dated as of May 16, 2012, between BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.18

10.19	Form of 10% Secured Convertible Promissory Note issued by BOLDFACE licensing + branding to Registrant	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.19

10.20	Subscription Escrow Agreement, dated as of May 3, 2012, by and among Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware	Current Report on Form 8-K (File No. 333-148722), filed with the SEC on July 18, 2012, Exhibit 10.20

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002	Quarterly Report on Form 10-Q (File No. 333-148722), filed with the SEC on August 16, 2012, Exhibit 31.1

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002	Quarterly Report on Form 10-Q (File No. 333-148722), filed with the SEC on August 16, 2012, Exhibit 31.2

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished as Exhibit 32.1 to the Quarterly Report on Form 10-Q (File No. 333-148722), filed with the SEC on August 16, 2012

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished as Exhibit 32.2 to the to the Quarterly Report on Form 10-Q (File No. 333-148722), filed with the SEC on August 16, 2012

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

_____________________

† Management contract or compensatory plan or arrangement

* Submitted electronically with this Form 10-Q/A. This information in this Form 10-Q/A furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 30, 2012	BOLDFACE GROUP, INC.

	By:	/s/ Ashumi Kothary
Name: Ashumi Kothary Title: Chief Financial Officer (Principal Financial Officer)