Form 10-Q
period 2012-09-30
BOLDFACE GROUP, INC.
filed 2012-11-15
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-148722

BOLDFACE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 Pico Blvd., Suite A, Santa Monica, CA 90405

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

There were 87,544,036 shares of the issuer’s common stock, $0.001 par value per share, outstanding as of November 14, 2012.

BOLDFACE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

2

PART I – FINANCIAL INFORMATION

BOLDFACE GROUP, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2012	June 30, 2012
Current assets:
Cash	$56,354	$71,532
Current portion of prepaid royalty	669,197	640,351
Deferred financing costs, net	-	150,150
Deposit	2,220	2,220
Inventory	726,832	0
Prepaid inventory	153,293	349,679
Prepaid expenses	3,528	0
Total current assets	1,611,424	1,213,932

Prepaid royalty	128,170	268,421
License acquisition costs	15,516	11,782

Total assets	$1,755,110	$1,494,135

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$300,000	$1,925,030
Deferred revenue	167,116	-
Accounts payable	506,176	145,839
Accrued expenses and other current liabilities	15,182	108,863
Due to Gold Grenade, LLC	149,898	108,475
Total current liabilities	1,138,372	2,288,207

Long-Term Liabilities
Warrant Liability	3,728,512	-
Total Long-Term Liabilities	3,728,512	-

Total Liabilities	4,866,884	2,288,207

Commitments and Contingencies

Shareholders' deficit:	-	-
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized,
87,544,036 and 85,200,116 issued and outstanding	87,544	85,200
as of September 30, 2012 and June 30, 2012, respectively
Additional Paid in Capital	130,148	-
Accumulated deficit	(3,329,466)	(879,272)
Total shareholders' deficit	(3,111,774)	(794,072)

Total liabilities and shareholders' deficit	$1,755,110	$1,494,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.
STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

Operating expenses:
Research and development	$19,539
Royalty expense	161,405
Professional fees	37,397
General and administrative expenses	660,349
Product development fee - related party	202,700
Loss from operations	1,081,390

Derivative liability gain	(60,176)

Net Loss	$(1,021,214)

Net loss attributable to common stockholders	$(1,021,214)

Net loss per share attributable to common stockholders—basic and diluted	$(0.0118)

Weighted average number of common shares used in computation—basic and diluted	86,602,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(1,021,214)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of license acquisition costs	671
Stock Compensation Expense	130,148
Warrant Liability Gain	(60,176)
Change in operating assets and liabilities:
Prepaid Royalty	111,405
License acquisition costs	(4,405)
Inventory	(726,832)
Prepaid Expenses	(3,528)
Prepaid inventory	196,386
Accounts payable	360,337
Prepaid Revenue	167,116
Accrued expenses and other current liabilities	(70,989)
Due to Gold Grenade, LLC	41,423

Net cash used in operating activities	(879,658)

Cash flows from financing activities:
Issuance of common stock, net of Financing Fees	564,480
Proceeds from short term loan, net of deferred financing costs	300,000
Net cash provided by financing activities	864,480

Net change in cash	(15,178)

Cash at beginning of period	71,532

Cash at end of period	$56,354

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-
Income Taxes	$-

Non-cash financing activities:
Conversion of bridge note	$1,925,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1.	FORMATION AND NATURE OF BUSINESS

Organization

BOLDFACE, Group Inc. (“BLBK”) together with is wholly owned subsidiary BOLDFACE Licensing + Branding (“BLB” and collectively, “we”, “us”, “our” or the “Company”) was incorporated under the laws of the State of Nevada on July 9, 2007. On July 12, 2012, BOLDFACE Acquisition Corp., the Company’s wholly owned subsidiary, merged with and into BOLDFACE licensing + branding (“BLB”), with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, the Company acquired the business of BLB and will continue the existing business operations of BLB as the Company’s wholly owned subsidiary. In connection with the Merger, on August 14, 2012, the Company’s Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

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

BLB was incorporated under the laws of the State of Nevada on April 26, 2012 and was founded by Ms. Nicole Ostoya, the Company’s Chief Executive Officer, President and a director, and Robin Coe-Hutshing, a principal shareholder of the Company, beauty industry veterans with over 40 years combined experience. BLB’s focus is on licensing top tier entertainment and designer brands for opportunities in the beauty market. BLB contracts to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty products in all channels.

To date, the Company has devoted its efforts to enter into licensing agreements with celebrities to develop and market products using the celebrities’ brand and image and the raising of capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis, which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

The balance sheet at June 30, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 25, 2012.

Going Concern Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s ability to continue as a going concern will be dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The Company’s ability to continue as a going concern will also be determined by its ability to obtain additional equity and/or debt financing or ability to generate sufficient revenue to cover its operating expenses. Additional issuances of equity or convertible debt securities will result in dilution to the Company’s current stockholders. Further, such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

The Company currently has no sources of financing available. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The Company maintains its accounting records on an accrual method in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, the Company expects to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventory includes items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $190,582 for the quarter ended September 30, 2012 and are included in general and administrative expenses in the accompanying statement of operations.

Deferred Financing Costs

Upon the closing of the Merger in July 2012 the unamortized fees were written off when the respective debentures (see note 6) converted as a reduction to additional paid in capital. As of September 30, 2012, deferred financing costs were $0.

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts payable and other current assets and liabilities and short term loans.  The fair value of these instruments approximates their carrying value due to their relatively short maturities.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s licensing agreements (see Note 3). These fees are amortized using straight-line method over the term of each licensing agreement.

As of the quarter ended September 30, 2012, license acquisition costs of $15,516 are presented on the accompanying balance sheet. Amortization of license acquisition costs of $671 are included in general and administrative expenses in the accompanying statement of operations for the quarter ended September 30, 2012. Estimated future license acquisition cost amortization expense is as follows:

Twelve months periods ending September 30,
2013	$3,509
2014	4,133
2015	4,133
2016	3,288
2017	453
$15,516

Impairment of Long-Lived Assets

The Company is subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the quarter ended September 30, 2012.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include unvested common stock options and common stock warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the quarter ended September 30, 2012, all potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive. Such potential common shares consist of the following:

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

September 30, 2012
Warrants	30,287,674
Stock options	5,000,000
35,287,674

NOTE 3.	PREPAID ROYALTY

During the quarter ended September 30, 2012, the Company entered into a licensing agreement with an individual acquiring the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the licensor. The licensing agreement remains in effect through February 29, 2016.

During the term of the licensing agreement and as consideration for the grant of rights and license the licensor’s image, the Company has agreed to pay the licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $100,000
•	Contract period two: $225,000
•	Contract period three: $275,000

As part of the licensing agreement, $50,000 was prepaid and is recorded under Current Portion of Prepaid Royalty and Prepaid Royalty as of September 30, 2012.

Estimated future prepaid royalty amortization expense (see Note 5) for both licenses is as follows:

Twelve-month periods ending September 30,
2013	$669,197
2014	128,170
$797,367

NOTE 4.	SHORT TERM LOANS

On September 7, 2012 and September 24, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum. If the Company does not pay the loan when due then the loans and interest due shall bear interest at a rate of 12% per annum.

The promissory notes were issued in two installments:

•	September 7, 2012 - $150,000, due by December 7 2012
•	September 24, 2012 - $150,000, due by December 24, 2012

The notes are due and payable on the earliest of:

•	On the dates mentioned above, or
•	Closing of additional financings of an amount equal to at least $300,000 in respect to the September 7, 2012 note and $450,000 in new proceeds in respect to the September 24, 2012 note in any private placements by the Company.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 5.	COMMITMENTS AND CONTINGENCIES

License agreements

In May 2012, the Company entered into a licensing agreement with three individuals (collectively the “Licensors”) acquiring the exclusive right to use the Licensors’ image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the Licensors. The licensing agreement remains in effect through November 30, 2016. The Company has the option to extend the term of this agreement for an additional period of eighteen months.

During the term of the licensing agreement and as consideration for the grant of rights and license the Licensors’ image, the Company agreed to pay the Licensors depending on the product sold, a single digit royalty on all net wholesale sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•         Contract period one: $1,000,000

•         Contract period two: $925,000 or $962,000

•         Contract period three: $1,188,625 or $1,394,900

•         Contract period four: $1,572,500 or $1,850,000

In addition to the royalty payment, guaranteed minimum royalty payment, and the Licensor Warrants (described in Note 6) the Company has granted the Licensors the right and option to exchange the exit fee for 10,000,000 shares of restricted common stock or warrants, which shall provide for cashless exercise, to purchase 10,000,000 shares of the common stock of the Company. On May 30, 2012, the Licensors exercised their option and agreed to exchange their exit fee for a warrant to purchase 10,000,000 shares of common stock. The warrant is exercisable for a period of ten years from the grant date.

As of September 30, 2012, the Company has paid the Licensors $1,000,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one (see Note 3).

In July 2012, the Company entered into a second license agreement with an individual (“Second Licensor”) acquiring the exclusive right to use the Licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the Licensor. The licensing agreement remains in effect through February 29, 2016.

During the term of the licensing agreement and as consideration for the grant of rights and license the Licensor’s image, the Company agreed to pay the Licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term.

In addition the Company agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $100,000
•	Contract period two: $225,000
•	Contract period three: $275,000

As of September 30, 2012, the Company has paid the Second Licensor $50,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one (see Note 3).

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

Operating Lease

On May 8, 2012, the Company executed a one year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $5,265 for the quarter ended September 30, 2012 and is included in general and administrative expenses in accompanying statement of operations.

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in the Company’s business, properties or financial condition. However, as with most businesses, the Company is occasionally a party to lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on the Company’s financial position, results of operations, liquidity or cash flows.

Registration Agreement

As of September 30, 2012, the Company had 300,000,000 shares of common stock authorized. As of September 30, 2012, the Company had 87,544,036 shares issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

In connection with the Merger and Offering (as defined in Note 6), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended December 31, 2012. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

The Company will be liable for liquidated damages at the rate of 1% of the purchase price per PPO Unit paid by each investor for the Registrable Securities then held by such investor for each full period of 30 days for which the Company fails to file the registration statement by the Filing Date or if the Company fails to have the Registration Statement declared effective by the Effectiveness Date (each, a “Registration Event”), until such failure is cured. The payment amount shall be prorated for partial 30 day periods. The aggregate penalty accrued with respect to each investor may not exceed 10% of the original purchase price paid by such investor. However, if a Registration Event occurs (or is continuing) on a date more than one year after July 12, 2012 or the final closing of the Offering, liquidated damages shall be paid only with respect to that portion of the Registrable Securities that cannot then be immediately resold in reliance on Rule 144. If the Company fails to pay any partial liquidated damages or refund pursuant in full within seven days after the date payable, the Company will pay interest thereon at a rate of 8% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder of the PPO Unit.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

In December 2006, the FASB issued guidance on accounting for registration payment arrangements, which addresses an issuer's accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As of September 30, 2012, the Company has not recorded any liability associated with these registration rights.

NOTE 6.	WARRANT LIABILITY

As of September 30, 2012, the Company had reserved 30,287,674 shares of common stock for issuance upon exercise of the Company’s outstanding warrants.

July 2012 Merger

Upon the completion of the July 12, 2012 Merger, $1,925,030, principal amount of the bridge notes, (the “Bridge Notes”) converted into PPO Units. The holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of the Company’s Common Stock. 3,850,060 of the Bridge Warrants are exercisable at $0.25 per share and 3,850,060 of the Bridge Warrants are exercisable at $0.50 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants.

The Company also issued to the Licensors warrants exercisable for the purchase of an aggregate of 10,000,000 shares of the Company’s common stock for a term of ten years at an exercise price of $0.24 per share (the “Licensor Warrants”). The exercise price and number of shares of common stock issuable upon exercise of the Licensor Warrants may be adjusted in certain circumstances including stock splits and stock dividends (but excluding future issuances of our equity securities, regardless if for no consideration or for consideration per share less than $0.24). They are exercisable on a cashless basis at any time prior to their expiration. Except as otherwise described herein, the Licensor Warrants are identical in all material respects to the Investor Warrants.

Private Placement Offering

Concurrently with the closing of the Merger, the Company completed an initial closing of a private offering (the “Offering”) wherein 500,000 units (the “PPO Units”) were sold, at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of the Company’s common stock and a redeemable warrant (each an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of the Company’s common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of the Company’s common stock. If at any time during the two year period following the closing date the Company issues additional shares of Common Stock for a consideration per share less than $0.25 (the “Reduced Price”), then the Company will issue to the purchasers in the Offering, concurrently with such issue and without any additional consideration from the purchasers, the number of additional shares of the Company’s common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of the Company’s common stock included in the units being subscribed for in the Offering. In addition, we effected the conversion of the $1,925,030 in Bridge Notes. The Bridge Notes were converted into 7,700,120 PPO Units and 7,700,120 five-year Investor Warrants each exercisable to purchase one share of the Company’s Common Stock.

On July 20, 2012, the Company completed the second closing under the Offering through the sale of 124,000 PPO Units (for aggregate gross proceeds of $31,000) consisting of 124,000 shares of common stock and 124,000 Investor Warrants.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

On July 31, 2012, the Company completed the third closing under the Offering through the sale of 1,639,020 PPO Units (for aggregate gross proceeds of $409,980) consisting of 1,639,020 shares of common stock and 1,639,020 Investor Warrants.

On August 24, 2012, the Company completed the fourth closing under the Offering through the sale of 500,000 PPO Units (for aggregate gross proceeds of $125,000) consisting of 500,000 shares of common stock and 500,000 Investor Warrants.

On September 10, 2012, the Company completed the fifth closing under the Offering through the sale of 80,000 PPO Units (for aggregate gross proceeds of $20,000) consisting of 80,000 shares of common stock and 80,000 Investor Warrants.

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,000 five year broker warrants with an exercise price of $0.25 per share. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five year broker warrants with an exercise price of $0.25 per share.

Short Term Loan

In connection with two short-term notes that were issued on September 7, 2012 and an additional short-term note that the Company issued on September 24, 2012, for an aggregate principal amount of $300,000, the Company issued 1,200,000 warrants to holders of these notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

The relative fair value of the warrants at issuance was estimated at $3,788,687 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of five – ten years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The relative fair value of the warrants was recorded in the long term liability and equity sections of the balance sheet.

Fair Value Measurement

The Company’s warrant liability was valued at September 30, 2012 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of 4.8 or 9.8 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table rolls forward the fair value of the warrant liability:

Balance at Issuance	$3,788,688
Warrant exercised in the quarter ended September 30, 2012	0
Change in fair value in the quarter ended September 30, 2012	(60,176)
Balance at September 30, 2012	$3,728,512

As a result, the relative fair value of the warrants was estimated at $3,728,512 as of September 30, 2012. The reduction in the fair value of the warrants of $60,176 was recorded in the long term liability section of the balance sheet and expensed as a gain in the derivative liability loss on the statement of operations.

NOTE 7.	STOCK COMPENSATION EXPENSE

In July 2012, the Company's Board of Directors adopted the 2012 Stock Option and Incentive Plan (the "2012 Equity Incentive Plan"). The 2012 Equity Incentive Plan provides for the grants of incentive and non-qualified stock options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions, and limitations are determined by the Board of Directors on the grant date. There are 20,000,000 shares of the Company’s Common Stock reserved for issuance under its 2012 Equity Incentive Plan.

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

Effective as of July 12, 2012 the Company issued 4,600,000 stock options under its 2012 Equity Incentive Plan, 3,600,000 of which have a five year term and 1,000,000 of which have a ten year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Such options, which will vest annually at a rate of 33% beginning on the second anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of August 15, 2012 the Company issued 400,000 stock options under its 2012 Equity Incentive Plan. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the second anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the period ended September 30, 2012, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. The relevant data used to determine the value of the stock option grants is as follows:

Number of options	3,600,000	1,400,000
Weighted average risk-free rate	0.83%	0.83%
Expected life in years	3.5	6.0
Expected volatility	70%	70%
Expected dividends	0%	0%

As a result, share-based compensation expense totaled $130,148 and is recorded in general and administrative expenses for the quarter ended September 30, 2012.

NOTE 8.	INCOME TAXES

The Company did not incur any income tax expense for the quarter ended September 30, 2012. At September 30, 2012, $1,794,442 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2032. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

Statutory rate	34.0%
State income taxes	5.8%
Valuation allowance	(39.8)%
Total	0.0%

The principal components of deferred tax assets and (liabilities) are as follows as of September 30, 2012:

Net operating losses carryforward	$650,254
Start-up costs, net of amortization	63,934
Gross deferred taxes	$714,188
Valuation allowance	(714,188)
Net deferred taxes	$-

BOLDFACE GROUP, INC.

Notes to Financial Statements

SEPTEMBER 30, 2012

(UNAUDITED)

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Subtopic 740-10-65-1, Income Taxes. As of September 30, 2012, the Company did not recognize any liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2012. The period from April 26, 2012 (inception) through June 30, 2012 is subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process and as of the date of this report.

NOTE 9.	RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of September 30, 2012, $149,898 is due to Gold Grenade, and is presented in the accompanying balance sheet. For the quarter ended September 30, 2012, the Company incurred approximately $202,700 in product development fees payable to Gold Grenade. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 10.	SUBSEQUENT EVENTS

On October 4, 2012, the Company entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which it financed certain of its contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of the Company’s goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, the Company sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, the Company’s collection of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by the Company to Solops under the PO Agreement. Upon the full payment to Solops of $1,065,000, the PO Agreement will immediately terminate and Solops will convey, assign and deliver back to the Company the Orders and all of its rights thereunder. After such full payment is made, the Company will regain sole ownership of the Orders and it will not have any further obligations to Solops, and Solops will not have any further rights, with respect to the Orders or under the PO Agreement.

On November 9, 2012, the Company issued a short-term note in the principal amount of $60,000 to a stockholder of the Company. The note accrues interest at an annual rate of 10% and is due the earlier of (i) 180 days from its issuance or (ii) a closing by the Company of an offering of its equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions (including the Offering), to persons or entities who are not affiliates of the holder of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q.

Overview

Our focus is on licensing top tier entertainment and designer brands for opportunities in the beauty, fragrance, and home care markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty products in multiple channels of distribution.

Merger with BOLDFACE licensing + branding and PPO Unit Offering

On July 12, 2012, our wholly owned subsidiary, BOLDFACE Acquisition Corp. (“Acquisition Corp.”), merged with and into BOLDFACE licensing + branding (“BLB”), with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, each share of BLB common stock outstanding was cancelled and converted into 200 shares of our common stock resulting in the issuance of an aggregate of 20,000,000 shares to former BLB stockholders. As part of the Merger, we also issued 5,000,000 shares of our common stock to stockholders of BLB in proportion to their ownership of BLB shares, in connection with the execution of a July 11, 2012 License Agreement with Pez-Mar, Via Mar Productions Inc.

The July 12, 2012 merger agreement executed in connection with the Merger (the “Merger Agreement”) contained customary representations, warranties and covenants of us, BLB, and, as applicable, Acquisition Corp., for like transactions. Breaches of representations and warranties are secured by indemnification provisions. The Merger Agreement provides for a post-closing adjustment in an aggregate amount of up to 1,000,000 additional shares of our common stock issuable pro rata to BLB’s pre-Merger stockholders for any breach of the Merger Agreement by us that is discovered during the two-year period following the July 12, 2012. The Merger Agreement also provided that 5% of the 20,000,000 shares of our common stock (1,000,000 shares) (the “BLB Escrowed Shares”) that BLB’s pre-Merger stockholders received in the Merger in exchange for their shares of BLB common stock be held in escrow for any breach of the Merger Agreement by BLB that is discovered during the two years following July 12, 2012 pursuant to the terms of an Escrow Agreement dated as of July 12, 2012, among us, the pre-Merger stockholders of BLB, and Gottbetter & Partners, LLP, as Escrow Agent.

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

Since the closing of the Merger, our board of directors has consisted of two members, Ms. Nicole Ostoya and Mr. Ronald S. Altbach. We anticipate that we will add up to three additional independent directors in the near future. On the closing date of the Merger, our pre-Merger executive officers, Noah Levinson and Irv Pyun, resigned as executive officers and directors and Ms. Ostoya was appointed as our Chief Executive Officer and President and Ms. Ashumi Kothary was appointed as our Chief Financial Officer and Secretary.

Before the Merger, our board of directors and shareholders owning a majority of our outstanding common stock adopted our 2012 Equity Incentive Plan, which became effective on July 12, 2012. The 2012 Equity Incentive Plan provides for the issuance of up to 20,000,000 shares of our Common Stock as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company. Since the Merger, our board of directors (the “Board”) approved the grant of 5,000,000 stock option awards to certain of our employees and consultants, including 1,800,000 options Ms. Ostoya, effective as of the date of the Merger, 350,000 options Ms. Kothary, effective as of August 15, 2012, and 1,000,000 options Mr. Altbach as an independent member of our board of directors, effective as of the date of the Merger.

Concurrently with the closing of the Merger, we completed an initial closing of a private offering (the “Offering”) wherein we sold 500,000 units (the “PPO Units”), at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of our common stock and a redeemable warrant (each an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock. If at any time during the two year period following the closing date we issue additional shares of our Common Stock for a consideration per share less than $0.25 (the “Reduced Price”), then we will issue to the purchasers in the Offering, concurrently with such issue and without any additional consideration from the purchasers, the number of additional shares of our common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of our common stock included in the units being subscribed for in the Offering.

The Offering was made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and is being made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units (the “Maximum Offering Amount”). In addition, in the event the maximum number of PPO Units is sold, we and Gottbetter Capital Markets, LLC, a FINRA registered broker-dealer, (the “Placement Agent”), have the option to offer an additional 3,000,000 PPO Units (the “Over-Allotment PPO Units”). The closing of at least the Minimum Offering Amount of 8,000,000 PPO Units ($2,000,000) and the closing of the Merger were conditioned upon each other.

Prior to the commencement of the Offering, we completed a bridge financing (the “Bridge Financing”), wherein we sold an aggregate of $1,925,030 in principal amount of bridge notes (the “Bridge Notes”) to certain accredited investors and non-U.S. Persons. The Bridge Notes were converted into 7,700,120 PPO Units at the initial closing of the Offering. The principal amount of the Bridge Notes converted into the PPO Units was included in achieving the Minimum Offering Amount in the Offering.

On the Closing Date, the investors in the Offering collectively subscribed for 8,200,120 PPO Units for total consideration of $2,050,030, which included the conversion of $1,925,030 of principal of Bridge Notes sold in the Bridge Financing (as described below). During the period July 13, 2012 through September 10, 2012 we held four additional closings, under which we sold an aggregate of 2,343,924 Units ($585,980). The net cash proceeds from the sale of the PPO Units, after deducting fees and expenses related to the Offering, is being used for working capital purposes.

In connection with the conversion of $1,925,030 principal amount of Bridge Notes into PPO Units, the holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of our Common Stock. 3,850,060 of the Bridge Warrants are exercisable at $0.25 per share and 3,850,060 of the Bridge Warrants are exercisable at $0.50 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants.

The net proceeds from the sale of the Bridge Notes, after deducting fees and expenses related to the Bridge Financing, were used to make a secured bridge loan to BLB. The Bridge Notes were secured by: (i) a first priority security interest in all of Pubco’s assets relating to the Bridge Loan, (ii) a first priority security interest in all of the tangible and intangible assets of BLB, and (iii) a pledge by the shareholders of BLB of 100% of the outstanding capital stock of BLB.

We paid the Placement Agent, in connection with the initial closing of the Offering a commission of 8% of the funds raised from investors in the Offering that were directly introduced to the Company by the Placement Agent (or $10,000), excluding funds attributable to converted bridge notes. The Placement Agent received an additional cash commission of 4%, or approximately $77,000, with respect to the principal amount of Bridge Notes converted into PPO Units. Prior to the commencement of the Offering, we also paid the Placement Agent a cash commission of 4% of the $1,925,030 raised from investors in the Bridge Financing, which was approximately $77,000. In addition, the Placement Agent received five-year warrants (the “Broker Warrants”) to purchase a number of shares of our common stock equal to 8% of the PPO Units sold to investors in the Offering that were directly introduced to us by the placement agent, including PPO Units issued in connection with the conversion of the Bridge Notes. The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) their resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.25 per share. As a result of the foregoing arrangement, at the initial closing of the Offering, the Placement Agent was paid a commission of approximately $164,000 and was issued Broker Warrants to purchase approximately 656,000 shares of our common stock. As a result of the additional four closings of the Offering, the Placement Agent was paid commissions of approximately $71, 360 and was issued Broker Warrants to purchase approximately 187,514 shares of our common stock.

In connection with the closing of the Merger, we issued an aggregate of 10,000,000 warrants (the “Licensor Warrants”) to the Licensors (as defined below) in accordance with our May 9, 2012 Licensing Agreement with 2Die4Kourt, Inc., Kimsaprincess, Inc. and Khlomoney, Inc.

In conjunction with the Merger, we split off (the “Split-Off”) our wholly owned subsidiary, BOLDFACE Split Corp., a Nevada corporation (“Split Corp.”). The Split-Off was accomplished through the exchange of 189,781,000 shares of our common stock held by Noah Levinson (the “Split-Off Shareholder”) for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately following the Merger, excluding any BLB assets and liabilities assumed in the Merger, were transferred to Split Corp.

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

In conjunction with the Merger, on May 31, 2012, John Derby, a holder of substantial portion of the Prism Notes, entered into an Indemnification Agreement with us, pursuant to which Mr. Derby agreed that as a holder of a substantial portion of the Prism Notes he stands to gain from the actions of the collateral agent under the security agreement, entered into in connection with the issuances of the Prism Notes. In consideration thereof Mr. Derby agreed to provide for the indemnification, advancement, reimbursement and insurance of certain of our liabilities and expenses and all of our liabilities, claims and any other damages (the “Damages”) arising out of or related to any threatened, pending or completed action, suit, proceeding, inquiry or investigation, whether civil, criminal, administrative or other, and any interest, assessments, excise taxes or other charges paid or payable in connection with or in respect of any of the foregoing, incurred by us and each of our past, present and future officers, directors, stockholders, and each of their respective representatives, agents, affiliates, successors and assigns arising solely out of our sale to the purchasers of the Prism Notes and related matters. In addition, all of the persons that purchased the Prism Notes entered into a Consent to Assignment Agreement, dated as of July 12, 2012, with us, including a General Release, pursuant to which such purchasers consented to the assignment of all of their rights and obligations to Split-Off Corp and agreed to a general release of the Company for any Damages arising from, or relating to, or in any way connect with, any fact, event, transaction, action or omission that occurred or failed to occur on prior to the date of the Consent to Assignment Agreement relating to the Prism Notes and the underlying security agreement and pledge agreement.

In connection with the Merger, for a term of 24 months from the Closing Date except in certain limited circumstances, our officers, directors, key employees and holders of 10% or more of our common stock after giving effect to the Transactions, who received shares of our common stock in connection with the Merger, agreed to “lock-up”, not sell or otherwise transfer or hypothecate directly or indirectly, or effect or agree to effect any short sale of, any of their shares of our common stock received in connection with the Merger.

Forward Stock Split

Prior to the Merger, we effected a 37.9562-for-1 forward stock split on our common stock in the form of a dividend with a record date of May 29, 2012 and a payment date of May 30, 2012. All share amounts referenced in this Quarterly Report give effect to the forward stock split including those applicable to periods prior to the forward stock split.

Recent Developments

On October 4, 2012, we entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which we financed certain of our contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of our goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, we sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, our financing of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by us to Solops under the PO Agreement. Upon the full payment to Solops of $1,065,000, the PO Agreement will immediately terminate and Solops will convey, assign and deliver back to us the Orders and all of its rights thereunder. After such full payment is made, we will regain sole ownership of the Orders and we will not have any further obligations to Solops, and Solops will not have any further rights, with respect to the Orders or under the PO Agreement.

During the quarter ended September 30, 2012, we were engaged in the development of our beauty products business. We expect to launch our initial brand, “Khroma Beauty by Kourtney, Kim and Khloé” in October 2012 with a holiday collection at Ulta Beauty and other stores, followed by a full brand roll out in January 2013. The vision for the Khroma brand is luxury products at affordable prices in the mass retail channel. We have received written commitments to purchase Khroma products from Ulta Beauty, Sears, Kmart and Meijer, and is currently in active discussions with other retailers, including some of the largest pharmacy chains in the United States, regarding the Khroma products.

On July 11, 2012 we entered into a licensing agreement with an individual acquiring the exclusive right to use such licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of fragrance products and obtain certain ancillary services of the licensor. The licensing agreement remains in effect through February 29, 2016. We plan to launch the line in early to mid 2013 in the appropriate channels of distribution.

We have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $3,329,466 as of September 30, 2012.

Results of Operations

Losses from Operations

We incurred an operating loss of $1,021,214 for the three month period ended September 30, 2012. The main components of the recorded operating loss during the three month period ended September 30, 2012 were general & administrative expenses and product development fees.

We incurred an operating loss of $1,811,390 for the period from April 26, 2012 (date of inception) through September 30, 2012.

Revenues

We have not generated any revenues from operations for the three months ended September 30, 2012 and for the period from April 26, 2012 (date of inception) through September 30, 2012 and we will not generate any revenues until the quarter ended December 31, 2012.

Net Losses

We incurred a net loss in the amount of $1,021,214 or $0.0118 per share for the three month period ended September 30, 2012 primarily due to our loss from operations.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $1,755,110 and our total liabilities were $4,866,884 comprised of $3,728,512 in long term liabilities related to the value of our outstanding warrants, $149,898 owed to a related party consultant, a limited liability company owned jointly by our two largest stockholders (one of whom is our Chief Executive Officer, President and a director), short-term secured notes payable to certain of our stockholders in the amount of $300,000, accrued expenses and other current liabilities of $182,298 and accounts payable of $506,176. The short-term secured notes were issued by us to these stockholders in order to contribute to our general working capital. In conjunction with the issuance of these notes, we issued 1,200,000 warrants to holders of the notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of our common stock. The warrants contain certain anti-dilution and other customary terms.

Since our inception, we have been financed primarily by private placements discussed above under “Overview - Merger with BOLDFACE licensing + branding and PPO Unit Offering”, a financing agreement with Solops LLC discussed above under “Overview – Recent Developments and Miscellaneous” and the sale of short-term notes discussed herein. On November 9, 2012, we issued a short-term note in the principal amount of $60,000. The note accrues interest at an annual rate of 10% and is due the earlier of (i) 180 days from its issuance or (ii) a closing by us of an offering of its equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions, to persons or entities who are not affiliates of the holder of the note (including our ongoing private placement).

We attribute our net and operating losses to having no operating revenues to sustain our operating costs during the period from April 26, 2012 (date of inception) through September 30, 2012.

We have limited cash reserves and need substantial amounts of capital to implement our planned business strategies. Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we may seek to support our working capital requirements or for further investment in current and future operations. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. Investing in us is a speculative investment and investors may lose all of their investment.

Net Cash Used in Operating Activities

Net cash used in operating activities was $879,658 for the three months ended September 30, 2012. Net cash used in operating activities for the three months ended September 30, 2012 is primarily attributable to our net loss of $1,021,214, an increase in inventory of $726,832, and an increase in accounts payable of $360,337.

Net Cash Used in Investing Activities

During the three months ended September 30, 2012 we used net cash in investing activities of $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2012 was $864,480.

Plan of Operations and Funding

We expect that until we achieve meaningful revenues and positive cash flow, our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity and debt securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 13 months (October 1, 2012 to October 31, 2013) will be approximately $10,188,000 as described in the table below. These estimates do not include any amortized royalty acquisition costs or inventory payments that we may incur in the next 13 months. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)

Legal and accounting fees	October 1, 2012 – October 31, 2013	$351,000
Research and development	October 1, 2012 – October 31, 2013	$450,000
Management and consulting costs	October 1, 2012 – October 31, 2013	$2,577,000
Payments for acquisition of celebrity licenses	October 1, 2012 – October 31, 2013	$150,000
Payments under existing celebrity licenses	October 1, 2012 – October 31, 2013	$860,000
General and administrative expenses	October 1, 2012 – October 31, 2013	$5,800,000
Total		$10,188,000

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and convertible debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities, including the proceeds of any additional funds raised in the Offering. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or additional borrowing.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the three month period ended September 30, 2012 included elsewhere in this Form 10-Q. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Method of Accounting

We maintain our accounting records on an accrual method in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 605, Revenue Recognition, we expect to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventory includes items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $190,582 for the quarter ended September 30, 2012 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. Our financial instruments include cash and cash equivalents, accounts payable and other current assets and liabilities and short term loan. The fair value of these instruments approximates their carrying value due to their relatively short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

Deferred Financing Costs

Upon the reverse merger on July 12, 2012, the unamortized fees were written off when the respective debentures converted. As of September 30, 2012, deferred financing costs were $0.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining a licensing agreement (see Note 3 – Prepaid Royalty to our unaudited condensed consolidated financial statements for the three month period ended September 30, 2012 appearing elsewhere in this Form 10-Q). These fees are amortized using straight-line method over the term of the licensing agreement. As of September 30, 2012, license acquisition costs of $15,516, net of accumulated amortization of $671, are presented on the accompanying unaudited condensed consolidated financial statements for the three month period ended September 30, 2012.

Impairment of Long-Lived Assets

We are subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the quarter ended September 30, 2012.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Our potential dilutive shares, which include unvested common stock options and common stock warrants have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the quarter ended September 30, 2012, all potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive.

Recently Issued Accounting Pronouncements

There have been no recently issued Accounting Pronouncements that impact us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of September 30, 2012 our disclosure controls and procedures were ineffective.

Our management has identified a control deficiency regarding inadequate accounting resources. Management believes that this material weakness is due to the small size of our accounting staff. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Subject to availability of funds, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. If and when implemented, the internal accounting department will be responsible for performing regular internal audit over financial functions and other operation functions. As necessary, we may engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of only a small number of people, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

Changes in Internal Controls

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2012. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the following are the significant changes to our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

•	Upon the closing of the Merger, we appointed a new Chief Executive Officer and a new Chief Financial Officer and our board of directors now consists of 2 members, one of which is an independent director, which will help improve our disclosure controls and procedures.

•	We have retained an outside consultant to assist with us with financial reporting and strengthening our internal controls and procedures and provide assistance with Sarbanes-Oxley compliance standards.

•	Our board of directors is in the process of identifying suitable candidates to be appointed as our additional independent directors.

•	We are committed to improving our financial organization. As part of this commitment, we intend to continue to educate our management personnel to comply with GAAP and the SEC’s disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. Notwithstanding the foregoing, there can be no assurance that our internal controls will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our periodic reports. Please see above for a discussion of inherent limitations to the effectiveness of any system of controls and procedures. Accordingly, even effective internal controls can only provide reasonable, not absolute, assurance of achieving their control objectives.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in various legal proceedings. Management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, the Company is occasionally a party to lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on the Company’s financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012 and May 17, 2012 we completed the sale of an aggregate of $1,500,000 in convertible, 10% bridge notes (the “Bridge Notes”). On May 31, 2012 we completed the sale of an additional $425,000 in convertible, 10% Bridge Notes. In conjunction with the July 12, 2012 Merger and related private placement (the “PPO”) of a minimum of 8,000,000 and a maximum of 20,000,000 units at $0.25 per unit with each unit consisting of one share of our common stock and one five year warrant to purchase an additional share of our common stock at $1.00 per unit (the “Investor Warrants”), the principal amount of the Bridge Notes ($1,925,030) was converted into 7,700,120 units consisting of 7,700,120 shares and 7,700,120 Investor Warrants. In connection with the Bridge Note conversions, the holders of the Bridge Notes also received 7,700,120 5-year Bridge Warrants, 3,850,060 of which have an exercise price of $0.25 per share and 3,850,060 of which have an exercise price of $0.50 per share. The July 12, 2012 PPO closing also included the sale to PPO subscribers of 500,000 units ($125,000) consisting of 500,000 shares and 500,000 Investor Warrants.

On July 20, 2012 we completed the second closing under the PPO through the sale of 124,000 units ($31,000) consisting of 124,000 shares and 124,000 Investor Warrants.

On July 31, 2012 we completed the third closing under the PPO through the sale of 1,639,020 units ($409,980) consisting of 1,639,020 shares and 1,639,020 Investor Warrants.

On August 24, 2012 we completed the fourth closing under the PPO through the sale of 500,000 units ($125,000) consisting of 500,000 shares and 500,000 Investor Warrants.

On September 10, 2012 we completed the fifth closing under the PPO through the sale of 80,000 units ($20,000) consisting of 80,000 shares and 80,000 Investor Warrants.

In connection with the July 12, 2012 PPO closing we issued an aggregate of 656,000 five-year broker warrants with an exercise price of $0.25 per share.

In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, we issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share.

On July 12, 2012, in connection with the Merger, we issued an aggregate of 25,000,000 shares of our common stock to the former shareholders of BLB.

On July 12, 2012 in connection with a May 9, 2012 License Agreement, we issued 10,000,000 warrants to the Licensors. Such warrants have a term of ten years and are exercisable for shares of our common stock at a price of $0.24 per share.

Effective as of July 12, 2012 we issued 4,600,000 stock options under our 2012 Equity Incentive Plan, 3,600,000 of which have a five year term and 1,000,000 of which have a ten year term. All of the options are exercisable for the purchase of one share of our common stock at an exercise price of $0.24 per share.

Effective as of August 15, 2012 we issued 400,000 stock options under our 2012 Equity Incentive Plan. All of the options have a ten year term and are exercisable for the purchase of one share of our common stock at an exercise price of $0.24 per share.

In connection with two short-term notes that we issued on September 7, 2012 and an additional short-term note that we issued on September 24, 2012, for an aggregate principal amount of $300,000, we issued 1,200,000 warrants to holders of these notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of our common stock. These warrants contain certain anti-dilution and other customary terms.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act, as amended and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

We expect to launch our initial brand, “Khroma Beauty by Kourtney, Kim and Khloé” in October 2012 with a holiday collection at Ulta Beauty and other stores, followed by a full brand roll out in January 2013. The vision for the Khroma brand is luxury products at affordable prices in the mass retail channel. We have received written commitments to purchase Khroma products from Ulta Beauty, Sears, Kmart and Meijer, and is currently in active discussions with other retailers, including some of the largest pharmacy chains in the United States, regarding the Khroma products.

On July 11, 2012 the Company entered into a licensing agreement with an individual acquiring the exclusive right to use the Licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of fragrance products and obtain certain ancillary services of the Licensor. The licensing agreement remains in effect through February 29, 2016. We plan to launch the line in early to mid 2013 in the appropriate channels of distribution.

On September 7, 2012, we issued two short-term notes and on September 24, 2012, we issued another short-term note to certain shareholders of the Company in which we raised an aggregate of $300,000 in gross proceeds. The notes accrue interest at an annual rate of 10% and are due the earlier of three months from their issuance date, respectively, or upon the raising of at least $300,000 and $450,000, respectively, in new proceeds in any private placement offerings by us. The notes are secured by all of our assets. In conjunction with the notes, we issued 1,200,000 warrants to holders of the notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of our common stock. The warrants contain certain anti-dilution and other customary terms.

On October 4, 2012, we entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which we financed certain of our contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of our goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, we sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, our financing of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by us to Solops under the PO Agreement. Upon the full payment to Solops of $1,065,000, the PO Agreement will immediately terminate and Solops will convey, assign and deliver back to us the Orders and all of its rights thereunder. After such full payment is made, we will regain sole ownership of the Orders and we will not have any further obligations to Solops, and Solops will not have any further rights, with respect to the Orders or under the PO Agreement.

On November 9, 2012, we issued a short-term note in the principal amount of $60,000. The note accrues interest at an annual rate of 10% and is due the earlier of (i) 180 days from its issuance or (ii) a closing by us of an offering of its equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions, to persons or entities who are not affiliates of the holder of the note (our ongoing Offering).

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our Company may be found elsewhere in this Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a document being filed with this Form 10-Q.

** Information in this Quarterly Report on Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLDFACE GROUP, INC.

Dated: November 14, 2012	By:	/s/ Nicole Ostoya
Name: Nicole Ostoya Title: Chief Executive Officer and President

BOLDFACE GROUP, INC.

Dated: November 14, 2012	By:	/s/ Ashumi Kothary
Name: Ashumi Kothary Title: Chief Financial Officer (Principal Accounting Officer)

