Form 10-Q
period 2012-12-31
BOLDFACE GROUP, INC.
filed 2013-02-14
CIK 1423107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

There were 88,813,391 shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 11, 2013.

BOLDFACE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

2

PART I – FINANCIAL INFORMATION

BOLDFACE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31, 2012	June 30, 2012
Current assets:
Cash	$161,746	$71,532
Accounts receivable	905,496	-
Inventory	626,677	-
Prepaid inventory	920,486	349,679
Prepaid expenses	98,528	-
Current portion of prepaid royalty	585,964	640,351
Deferred financing costs, net	1,543,425	150,150
Deposit	2,220	2,220
Total current assets	4,844,542	1,213,932

Prepaid royalty	50,000	268,421
Property and equipment, net	128,177	-
License acquisition costs	19,341	11,782
Total assets	$5,042,060	$1,494,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Due to factor	$536,144	$-
Short-term loans	250,000	1,925,030
Deferred revenue	13,470	-
Accounts payable	1,142,823	145,839
Accrued expenses and other current liabilities	433,306	108,863
Convertible debt, net of debt discount	698,984	-
Due to Gold Grenade, LLC	-	108,475
Total current liabilities	3,074,727	2,288,207

Long-Term Liabilities
Derivative liability	5,687,438	-
Total Long-Term Liabilities	5,687,438	-

Total Liabilities	8,762,165	2,288,207

Commitments and Contingencies

Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,444,036 and 85,200,116 issued and outstanding as of December 31, 2012 and June 30, 2012 respectively	88,444	85,200
Additional paid in capital	1,585,969	-
Accumulated deficit	(5,394,518)	(879,272)
Total shareholders' deficit	(3,720,105)	(794,072)
Total liabilities and shareholders' deficit	$5,042,060	$1,494,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended	Three Months Ended
	31-Dec-12	31-Dec-12
Revenues
Revenues, net of discounts	$1,526,269	$1,526,269

Cost of Goods Sold
Cost of goods sold	1,056,923	1,056,923

Gross Profit	469,346	469,346

Operating expenses:
Research and development	23,012	3,473
Royalty expense	322,809	161,404
Professional fees	613,523	576,126
General and administrative expenses	1,540,806	880,457
Product development fee - related party	412,700	210,000
Total Operating Expense	2,912,850	1,831,460

Loss from operations	(2,443,504)	(1,362,114)

Interest expense, net	296,135	296,135
Derivative liability loss	346,627	406,803

Net Loss	$(3,086,266)	$(2,065,052)

Net loss attributable to common shareholders	$(3,086,266)	$(2,065,052)

Net loss per share attributable to common shareholders—basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares used in computation—basic and diluted	87,188,180	87,773,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(3,086,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license acquisition costs	1,342
Amortization of deferred financing costs	62,523
Amortization of debt discount	52,704
Depreciation	11,652
Stock compensation expense	289,279
Derivative liability	346,627
Change in operating assets and liabilities:
Accounts receivable	(905,496)
Prepaid Royalty	272,808
License acquisition costs	(8,902)
Inventory	(626,677)
Prepaid expenses	(98,528)
Prepaid inventory	(570,806)
Accounts payable	996,984
Prepaid revenue	13,470
Accrued expenses and other current liabilities	347,134
Due to Gold Grenade, LLC	(108,475)
Net cash used in operating activities	(3,010,626)

Cash flows from investing activities:
Acquisition of property and equipment	(139,829)
Net cash used in investing activities	(139,829)

Cash flows from financing activities:
Issuance of common stock, net of financing fees	771,235
Due to factor, net	536,144
Proceeds from short term loans	1,335,000
Paydown of short term loans	(1,085,000)
Proceeds from convertible debt, net of deferred financing fees	1,683,290
Net cash provided by financing activities	3,240,669

Net change in cash	90,214

Cash at beginning of period	71,532

Cash at end of period	161,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	210,228
Income Taxes	-

Non-cash financing activities:
Conversion of bridge note	1,925,030
Contribution from shareholder for deferred financing cost	1,156,000
Other non-cash deferred financing fees from issuance of warrants	137,238
Fair value of warrants issued in connection with equity and debt financing	5,203,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

NOTE 1.              FORMATION AND NATURE OF BUSINESS

Organization

BOLDFACE, Group Inc. (“BLBK”) together with its wholly owned subsidiary BOLDFACE Licensing + Branding (“BLB” and collectively, “we”, “us”, “our” or the “Company”) was incorporated under the laws of the State of Nevada on July 9, 2007. On July 12, 2012, BOLDFACE Acquisition Corp., the Company’s wholly owned subsidiary, merged with and into BOLDFACE licensing + branding (“BLB”), with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, the Company acquired the business of BLB and will continue the existing business operations of BLB as the Company’s wholly owned subsidiary. In connection with the Merger, on August 14, 2012, the Company’s Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

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

To date, the Company has devoted its efforts to developing and marketing its Khroma Beauty by Kourtney, Kim and Khloe brand, entering into license agreements with additional celebrities, and the raising of capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They have been prepared on a basis, which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

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

NOTE 2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), in-bound and out-bound freight costs.

Property and Equipment

Property and equipment as of December 31, 2012 consist of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms amounted to $139,829 at December 31, 2012. Depreciation expense amounted to $11,652 for the quarter and six months ended December 31, 2012 and is included in general & administrative expenses in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $73,294 and $263,875 for the quarter and six months ended December 31, 2012 and are included in general and administrative expenses in the accompanying statement of operations.

Selling Expenses and Commissions

Selling expenses and commissions are expensed as incurred. Total selling expenses and commissions amounted to $79,251 and $163,820 for the quarter and six months ended December 31, 2012 and are included in general and administrative expenses in the accompanying statement of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4 and 6). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

As of December 31, 2012, deferred financing costs of $1,543,425, net of accumulated amortization of $62,523, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $62,523 are included in general and administrative expenses in the accompanying statement of operations for the three and six months ended December 31, 2012. The remaining deferred financing costs will be fully amortized by August 21, 2013.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Debt Discount

The Company may record debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of December 31, 2012 convertible debt is presented net of unamortized debt discounts of $1,301,016. Amortization of debt discounts of $52,704 is included in interest expense in the accompanying statements of operations for the three and six months ended December 31, 2012. The remaining debt discounts will be fully amortized by August 21, 2013.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, the Company will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5 and 6).

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. The Company’s financial instruments include cash and cash equivalents, convertible debt, a factoring line of credit, short-term loans, accounts payable and other current assets and liabilities.  The fair value of these instruments approximates their carrying value due to their relatively short maturities.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s licensing agreements (see Note 3). These fees are amortized using straight-line method over the term of each licensing agreement.

As of December 31, 2012, license acquisition costs of $19,341 are presented on the accompanying balance sheet. Amortization of license acquisition costs of $672 and $1,342 are included in general and administrative expenses in the accompanying statement of operations for the quarter and six months ended December 31, 2012. Estimated future license acquisition cost amortization expense is as follows:

As of December 31,
2013	$4,860
2014	5,632
2015	5,632
2016	3,217
$19,341

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Impairment of Long-Lived Assets

The Company is subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the quarter and six months ended December 31, 2012.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include common stock options, common stock warrants and convertible debt have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because the Company reported a net loss for the quarter and six months ended December 31, 2012, all potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive. Such potential common shares consist of the following:

Three months ended December 31, 2012
Warrants	40,859,674
Stock options	5,500,000
Convertible Debt	8,000,000
54,359,674

NOTE 3.              PREPAID ROYALTY

During the six months ended December 31, 2012, the Company entered into a licensing agreement with an individual acquiring the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the licensor. The licensing agreement remains in effect through February 29, 2016.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

During the term of the licensing agreement and as consideration for the grant of rights and license the licensor’s image, the Company has agreed to pay the licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•     Contract period one: $100,000

•     Contract period two: $225,000

•     Contract period three: $275,000

As part of the licensing agreement, $50,000 was prepaid and is recorded under Prepaid Royalty as of December 31, 2012.

Estimated future prepaid royalty amortization expense (see Note 7) for the Company’s licenses is as follows:

Twelve-month periods ending December 31,
2013	$585,964
2014	50,000
$635,964

NOTE 4.              SHORT TERM LOANS AND DUE TO FACTOR

On September 7, 2012 and September 24, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum. If the Company does not pay the loan when due then the loans and interest due shall bear interest at a rate of 12% per annum.

The promissory notes were issued in two installments:

•     September 7, 2012 - $150,000, due by December 7, 2012

•     September 24, 2012 - $150,000, due by December 24, 2012

The notes were due and payable on the earliest of:

•     On the dates mentioned above, or

•     Closing of additional financings of an amount equal to at least $300,000 in respect to the September 7, 2012 notes and $450,000 in respect to the September 24, 2012 notes in new proceeds in any private placements by the Company.

As of December 21, 2012, the Company had re-paid the principal and accrued interest on one $50,000 note with $250,000 of principal plus accrued interest still outstanding. The unpaid portion of these notes are currently in default and are accruing interest of 12%.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

On November 9, 2012, the Company issued a short-term note in the principal amount of $60,000 to a stockholder of the Company. The note accrues interest at an annual rate of 10% and is due the earlier of (i) 180 days from its issuance or (ii) a closing by the Company of an offering of its equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions (including the Offering), to persons or entities who are not affiliates of the holder of the note. As of December 21, 2012, the Company had re-paid the principal plus accrued interest on this promissory note.

On October 4, 2012, the Company entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which it financed certain of its contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of the Company’s goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, the Company sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, the Company’s collection of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by the Company to Solops under the PO Agreement. Upon the full payment to Solops of $1,065,000, the PO Agreement will immediately terminate and Solops will convey, assign and deliver back to the Company the Orders and all of its rights thereunder. After such full payment is made, the Company will regain sole ownership of the Orders and it will not have any further obligations to Solops, and Solops will not have any further rights, with respect to the Orders or under the PO Agreement. As of November 21, 2012, the Company has re-paid its obligation under the PO Agreement.

On December 7, 2012, the Company issued a secured bridge loan promissory note totaling $100,000 bearing interest at a rate of 10% per annum. If the Company does not pay the loan when due then the loan and interest due shall bear interest at a rate of 12% per annum. The note accrues interest at an annual rate of 10% and is due the earlier of (i) 180 days from its issuance or (ii) a closing by the Company of an offering of its equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions (including the Offering), to persons or entities who are not affiliates of the holder of the note. As of December 21, 2012, the Company has re-paid the principal plus interest on this promissory note.

Effective as of November 21, 2012, the Company entered into a one-year Factoring Agreement and Supply Agreement with Star Funding, Inc. Under the terms of the Factoring Agreement, the Company is able to borrow up to 80% of its accounts receivable. Under the terms of the Supply Agreement, the Company is able to finance the purchases of its inventory.

NOTE 5.              CONVERTIBLE DEBT

Convertible Note Offering

On December 21, 2012 the Company issued senior secured convertible notes (the “Convertible Notes”). The term of the Convertible Notes include an eight month maturity period and an annual interest rate of 12% which is accrued until payment or until the Convertible Notes are converted into equity. The Convertible Notes were issued at a price of $200,000 per unit, for total gross proceeds of $2,000,000 with an original issue discount of 0.2%.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

The Convertible Notes are convertible at a per share conversion price of $0.25, which is subject to a one-time reset right (“Conversion Price Reset”) as well as “weighted average” and other customary anti-dilution protections (“Debt Conversion Feature”). The Conversion Price Reset will be available on the earlier of (the “Reset Date”) (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by the Company of at least $5,000,000, if the closing price of the Company’s stock is less than $0.30 on the Reset Date. For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date. For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date.

In connection with the issuance of Convertible Notes, 8,000,000 five-year cashless exercise warrants (“Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. 4,000,000 Convertible Note Warrants are exercisable at $0.50 and 4,000,000 Convertible Note Warrants are exercisable at $1.00 (see Note 6 for further detail).

Debt Discounts

Convertible Note Warrants and Debt Conversion Feature

The fair value of the Convertible Note Warrants and the Debt Conversion Feature totaling $1,349,720 is recorded as a debt discounts in the accompanying balance sheet and is amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 6 for further detail).

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The Convertible Notes issued on December 21, 2012 were issued with an original issue discount of 0.2%. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the term of the Convertible Note.

Convertible Note Value	$2,000,000
Debt Discount
Convertible Note Warrant Derivative	686,192
Conversion Feature Derivative	663,528
Original Issue Discount	4,000
Total Debt Discount	$1,353,720
Amortization of Debt Discount, as of December 31, 2012	(52,704)
Debt Discount, Net	$1,301,016
Convertible Note Value, Net at December 31, 2012	$698,984

Deferred Financing Costs

Transaction Fees

The Company paid Aegis Capital Corp. (“Aegis”) who acted as the sole placement agent for the initial closing of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $260,000, which is recorded as a deferred financing cost in the accompanying balance sheet.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

The Company incurred additional fees of $52,710 for legal and escrow agent fees, which are recorded as a deferred financing cost in the accompanying balance sheet.

Convertible Note Broker Warrants

In addition, Aegis received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 1,600,000 shares of the Company’s common stock. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects. The fair value of the Convertible Note Broker Warrants of $137,238 is recorded under deferred financing costs in the accompanying balance sheet (see Note 6 for further detail).

Third Party Share Sale

The Convertible Note holders were sold 4,000,000 free trading shares by non-affiliated, third party shareholders of the Company at par value. Although the Company was not a party to the sale of these shares by third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized by the Company as a deferred financing cost of the Convertible Note transaction. Additionally, the Company will provide no reimbursement or compensation to the selling shareholders of the 4,000,000 free trading shares. As such, the Company does not anticipate recognizing any further expenses in relation to this third-party transaction. The fair value of this third party transaction of $1,156,000 is recorded under deferred financing costs in the accompanying balance sheet.

Placement agent and other fees associated with Convertible Note offering	$312,710
Convertible Note Broker Warrants	137,238
Third Party Share Grant	1,156,000
Total Deferred Financing Costs	$1,605,948
Amortization of Deferred Financing Costs, as of December 31, 2012	(62,523)
Deferred Financing Costs, Net, as of December 31, 2012	$1,543,425

NOTE 6.              DERIVATIVE LIABILITY

As of December 31, 2012, the Company had reserved 40,859,674 shares of common stock for issuance of common stock upon exercise of the Company’s outstanding warrants.

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

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

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

On July 31, 2012, the Company completed the third closing under the Offering through the sale of 1,639,920 PPO Units (for aggregate gross proceeds of $409,980) consisting of 1,639,920 shares of common stock and 1,639,920 Investor Warrants.

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

On December 6, 2012, the Company completed the sixth closing under the Offering through the sale of 600,000 PPO Units (for aggregate gross proceeds of $150,000) consisting of 600,000 shares of common stock and 600,000 Investor Warrants.

On December 10, 2012, the Company completed the seventh closing under the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 Investor Warrants.

On December 12, 2012, the Company completed the eighth closing under the Offering through the sale of 100,000 PPO Units (for aggregate gross proceeds of $25,000) consisting of 100,000 shares of common stock and 100,000 Investor Warrants.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,000 five year broker warrants with an exercise price of $0.25 per share. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 72,000 five-year broker warrants with an exercise price of $0.25 per share.

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

Convertible Note Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 8,000,000 Convertible Note Warrants. 4,000,000 Convertible Note Warrants are exercisable at $0.50 and 4,000,000 Convertible Note Warrants are exercisable at $1.00.

The relative fair value of the warrants at issuance was estimated at $686,192 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

Convertible Note Broker Warrants

In connection with the Convertible Note offering, the Company issued 1,600,000 Convertible Note Broker Warrants. 800,000 Convertible Note Broker Warrants are exercisable at $0.50 and 800,000 Convertible Note Warrants are exercisable at $1.00.

The relative fair value of the warrants at issuance was estimated at $137,238 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Debt Conversion Feature

The Convertible Note offering on December 21, 2012 included a Debt Conversion Feature (see Note 5).

The relative fair value of the Debt Conversion Feature was estimated, using Level 2 inputs, at $663,528 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Fair Value Measurement

The relative fair value at issuance of those warrants granted prior to September 30, 2012 was estimated at $3,788,687 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of 5.0 – 10.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The relative fair value at issuance of those warrants granted prior to December 31, 2012 was estimated at $1,552,124 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of 0.8 - 5.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The Company’s warrant liability was valued at December 31, 2012 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of 0.7 – 9.6 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table rolls forward the fair value of the warrant liability:

Balance at Issuance (warrants issued prior to September 30, 2012)	$3,788,687
Warrant exercised in the quarter ended September 30, 2012	0
Change in fair value in the quarter ended September 30, 2012	(60,176)
Balance at September 30, 2012	$3,728,512
Warrant exercised in the quarter ended December 31, 2012	0
Change in fair value in the quarter ended December 31, 2012	293,936
Balance at December 31, 2012	$4,022,447

Balance at Issuance (warrants issued from October 1 - December 31, 2012)	$1,552,124
Warrant exercised in the quarter ended December 31, 2012	0
Change in fair value in the quarter ended December 31, 2012	112,867
Balance at December 31, 2012	$1,664,991

As a result, the relative fair value of the warrants was estimated at $5,687,438 as of December 31, 2012 and recorded in the long-term liability section of the balance sheet. The (gain)/loss in the fair value of the warrants of $(60,176) and $346,627 for the three and six months ended December 31, 2012 was recorded in the statements of operations.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

NOTE 7.              COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2012, the Company has paid the Licensors $1,000,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one (see Note 3).

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

In addition the Company agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•   Contract period one: $100,000

•   Contract period two: $225,000

•   Contract period three: $275,000

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

As of December 31, 2012, the Company has paid the Second Licensor $50,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one (see Note 3).

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $5,355 and $10,710 for the quarter and six months ended December 31, 2012, respectively, and is included in general and administrative expenses in accompanying statement of operations.

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma Makeup Studio, LLC (“Chroma”) asserted that (a) BGI’s and BLB’s “Khroma Beauty by Kourtney, Kim and Khloé” mark (the “Mark”) and related commercial conduct infringes Lanham Act and as a result Chroma has suffered damages and (b) the Company and BLB’s commercial conduct with respect to its Mark constitutes unfair business practice and constitutes unfair competition under applicable California law due to Chroma’s alleged ownership of the Chroma and Chroma Makeup Studio trademarks. Accordingly, among other things, Chroma requested for the court to (a) enter judgment in favor of Chroma in an amount to be proven at trial, (ii) enjoin the Company and BLB and their officers, agents, directors, employees and affiliates from using the Mark and/or any other brand, symbol, trademark, product design or packaging which is confusingly similar to Chroma’s Chroma marks, and (iii) award Chroma its costs and attorneys’ fees incurred in this action. Chroma also filed a motion for preliminary injunction on December 5, 2012 to enjoin our use of the Mark, including the promotion and sale of products offered under such mark during the pendency of the litigation. After the filing of the Company’s opposition to the motion, Chroma’s filing of a reply in support of the motion and the court’s hearing on the motion on January 14, 2013, the court issued an order on January 23, 2013 denying Chroma’s motion for a preliminary injunction. Prior to the hearing on the motion, the court set a mandatory prehearing conference for March 18, 2013 where the court is expected to review and set the proposed discovery and pretrial plan for the case, as well as address any issues related to the parties’ pretrial preparation or possible resolution. The Company intends to defend itself against all of the allegations in the complaint.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

On November 30, 2012, the Company filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the court that (1) BLB’s use of the KHROMA term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013, Tillett filed an answer and counterclaim against BLB and the Company alleging that the Kroma mark and Khroma Beauty marks are confusingly similar and consumers will mistakenly believe that Tillett’s products are associated with or sponsored by the Company, BLB and their licensors. Among other things, Tillett requested for the court to deny BLB’s request for declaratory judgment, for permanent injunctive relief preventing us using the Khroma mark or any derivation thereof utilizing the Kroma mark in connection with cosmetics goods and services and for an award of unspecified damages (including punitive damages). In addition the Company and BLB, Tillett's counterclaims were also made against Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the “Kardashian Parties”). On January 23, 2013, the parties filed a stipulated agreement extending the Company’s and the Kardashian Parties’ deadline to respond to the counterclaims, now currently set for February 11, 2013, which the Company filed. The court also set a mandatory prehearing conference for March 25, 2013, where the court is expected to review and set the proposed discovery and pretrial plan for the case, as well as to address any issues related to the parties’ pretrial preparation or possible resolution. The Company intends to proceed with its complaint against Tillett and defend itself against all of the allegations in the counterclaim.

Registration Agreement

As of December 31, 2012, the Company had 300,000,000 shares of common stock authorized. As of December 31, 2012, the Company had 88,444,036 shares issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights

In connection with the Merger and Offering (as defined in Notes 1 and 6), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended March 31, 2013. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

The Company will be liable for liquidated damages at the rate of 1% of the purchase price per PPO Unit paid by each investor for the Registrable Securities then held by such investor for each full period of 30 days for which the Company fails to file the registration statement by the Filing Date or if the Company fails to have the Registration Statement declared effective by the Effectiveness Date (each, a “Registration Event”), until such failure is cured. The payment amount shall be prorated for partial 30-day periods. The aggregate penalty accrued with respect to each investor may not exceed 10% of the original purchase price paid by such investor. However, if a Registration Event occurs (or is continuing) on a date more than one year after July 12, 2012 or the final closing of the Offering, liquidated damages shall be paid only with respect to that portion of the Registrable Securities that cannot then be immediately resold in reliance on Rule 144. If the Company fails to pay any partial liquidated damages or refund pursuant in full within seven days after the date payable, the Company will pay interest thereon at a rate of 8% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder of the PPO Unit.

In December 2006, the FASB issued guidance on accounting for registration payment arrangements, which addresses an issuer's accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As of December 31, 2012, the Company has recorded $100,000 in General and administrative expenses on the accompanying statement of operations associated with these registration rights.

Convertible Note Offering Registration Rights

In connection with the Convertible Note offering (as defined in Note 5), the Company also entered into a registration rights agreement with the Investors (the “Convertible Note Registration Rights Agreement”). Under the terms of the Convertible Note Registration Rights Agreement, the Company committed to file a registration statement on Form S-1, or other applicable form, covering the resale of (i) the Common Stock underlying the Warrants and (ii) the Common Stock underlying the Notes (collectively, the “Convertible Note Registrable Securities”) within 45 days from the final closing of the Offering (the “Filing Date”), and to use its commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effectiveness Date”). The registration statement will also cover the shares of Common Stock underlying the Broker Warrants.

The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the registration statement for at least one year from the date the registration statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), is available to Investors with respect to all of their Convertible Note Registrable Securities or (ii) the date when all of the Convertible Note Registrable Securities registered thereunder shall have been sold. The Company will be liable for monetary penalties equal to 0.5% of the purchase price per Unit paid by such Investor for the Convertible Note Registrable Securities then held by each investor for each full period of period of 30 days if the Company fails to file the registration statement by the Filing Date or if the Company fails to use its reasonable efforts to have the registration statement declared effective by the Effectiveness Date until such failure is cured. The payment amount shall be prorated for partial 30 day periods. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a filing deadline failure, effectiveness deadline failure or any combination thereof, shall be an amount equal to 6% of the purchase price per Unit paid by such Investor for the Convertible Note Registrable Securities held by such Investor at the time of the first occurrence of such failure to file with, or to have the registration statement be declared effective by, the United States Securities and Exchange Commission (the “SEC”).

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Moreover, no such payments shall be due and payable with respect to any Convertible Note Registrable Securities that the Company is unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act. The holders of any Convertible Note Registrable Securities removed from the registration statement as the result of a Rule 415 comment or other comment from the SEC shall have “piggyback” registration rights for the shares of Common Stock underlying the Convertible Note Registrable Securities, until such shares can be sold without limitation under Rule 144, with respect to any registration statement filed by the Company following the effectiveness of the registration statement which would permit the inclusion of these shares. As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended March 31, 2013. As of December 31, 2012, the Company has not recorded any liability associated with these registration rights.

NOTE 8.              STOCK COMPENSATION EXPENSE

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

As of December 31, 2012, the Company has reserved 14,500,000 for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

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

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Effective as of November 21, 2012 the Company issued 500,000 stock options under its 2012 Equity Incentive Plan. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the second anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the six months ended December 31, 2012, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of December 31, 2012. The relevant inputs used to determine the value of the stock option grants is as follows:

Number of options outstanding	3,600,000	1,400,000	500,000
Weighted average risk-free rate	0.83%	0.83%	0.95%
Expected life in years	3.5	6.0	6.0
Expected volatility	70%	70%	60%
Expected dividends	0%	0%	0%

The total fair value of the stock options was $1,953,320. As a result, share-based compensation expense totaled $130,148 and $289,279 for the three and six months ended December 31, 2012 and is recorded in Selling, general, and administrative expenses.

NOTE 9.              INCOME TAXES

The Company did not incur any income tax expense for the quarter ended December 31, 2012. At December 31, 2012, $3,719,799 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

Statutory rate	34.0%
State income taxes	5.8%
Valuation allowance	(39.8)%
Total	0.0%

The principal components of deferred tax assets and (liabilities) are as follows as of December 31, 2012 on a tax effected basis:

BOLDFACE GROUP, INC.

Notes to CONDENSED CONSOLIDATED Financial Statements

DECEMBER 31, 2012

(UNAUDITED)

Net operating losses carryforward	$1,480,480
Start-up costs, net of amortization	63,934
Gross deferred taxes	$1,544,414
Valuation allowance	(1,544,414)
Net deferred taxes	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2012, the Company did not recognize any liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2012. The period from April 26, 2012 (inception) through June 30, 2012 is subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process and as of the date of this report.

NOTE 10.          RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of December 31, 2012, $0 is due to Gold Grenade, and is presented in the accompanying balance sheet. For the three and six months ended December 31, 2012, the Company incurred approximately $210,000 and $420,000 in product development fees payable to Gold Grenade, which was paid as of December 31, 2012. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 11.          SUBSEQUENT EVENTS

On January 8, 2013, the Company issued 169,355 shares of common stock to a third party for consulting services provided.

On February 8, 2013, the Company completed the ninth closing under the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 Investor Warrants.

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

Overview

Our focus is on licensing top tier entertainment and designer brands for opportunities in the beauty, fragrance, and home care markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty products in multiple channels of distribution. We currently own the Khroma Beauty by Kourtney, Kim and Khloe brand. Our vision for this brand is bringing luxury products at affordable prices in the mass retail channel. We have received written commitments to purchase our products from Ulta Beauty, CVS, Sears, Duane Reade, Fred Meyer, Meijer, and Ricky’s, and are currently in active discussions with other retailers, including some of the largest pharmacy chains in the United States, regarding the Khroma Beauty by Kourtney, Kim and Khloe products.

Recent Developments - Operations

During the quarter ended December 31, 2012, we were engaged in the development of our beauty products business. We launched our initial brand, “Khroma Beauty by Kourtney, Kim and Khloé” in October 2012 with a holiday collection at Ulta Beauty and other stores, with a full brand roll out taking place in February 2013.

In October 2012, we shipped the first wave of our “Khroma Beauty by Kourtney, Kim and Khloe” brand to 4,500 retail stores throughout the United States. The initial launch of products included seven styles of high quality false eyelashes; four different mascara styles each with specifically targeted benefit, such as length, thickness, health, and water resistance; a trio of “Kardazzle” all-over face palette kits; au naturel nude lip set” for Kim's signature lip look and “She-Bang Instant Transformation Set” with a nude eye shadow palette, faux lashes and kohl eye liner.

On January 10, 2013, we announced that we would be launching our “Khroma Beauty by Kourtney Kim and Khloe” brand in 138 Duane Reade stores and on Beauty.com in the spring of 2013.

We plan for a comprehensive product launch of over 60 SKUs to follow this initial launch in the first quarter of 2013 with a full range of color cosmetics in the eyes, lips, face and nail categories with high quality formulations and signature items such as Kurve Powder Compact, K24 Priming Face Gelee and Intimate Spotlight Illuminator.

During the six months ended December 31, 2012, we entered into a licensing agreement with an entity controlled by Mario Lopez acquiring the exclusive right to use Mr. Lopez’s image in connection with the development, production, distribution, advertisement, promotion and sale of male fragrance and toiletry products and obtain certain ancillary services of Mr. Lopez. We plan to launch our second line involving male fragrance and toiletry products endorsed by Mario Lopez in 2013 in the appropriate channels of distribution. The licensing agreement remains in effect through February 29, 2016.

We achieved net revenues of $1,526,269 during the quarter ended December 31, 2012. We generated negative cash flow and incurred net losses of $2,065,052 and $3,086,266 for the three and six months ended December 31, 2012.

Recent Developments — Financings

On October 4, 2012, we entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which we financed certain of our contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of our goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, we sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, our financing of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by us to Solops under the PO Agreement. As contemplated by the us and Star Funding, in connection with the execution of the Agreements (as discussed below), on November 21, 2012, Star Funding factored certain of our purchase orders and we used substantially all of the proceeds to pay-off Solops the full amount of $1,065,000 required under the PO Agreement. As a result, the PO Agreement terminated, Solops released all security interests and liens which we granted to it under the PO Agreement, all of Solops’ security interests under the PO Agreement immediately terminated and Solops does not have any further rights with respect to the Orders or under the PO Agreement.

Effective as of November 21, 2012, we and BLB each entered into a (i) Factoring Agreement, dated as of October 17, 2012 (the “Factoring Agreements”), with Star Funding, Inc. (“Star Funding”), pursuant to which Star Funding will provide financing, on a discretionary basis, against our purchase orders, accounts, contract rights and other obligations for payment of money, and (ii) Supply Agreement, dated as of October 17, 2012 (the “Supply Agreements” and collectively with the Factoring Agreements, the “Agreements”), with Star Funding, pursuant to which Star Funding will provide us, on a discretionary basis, factoring and financial accommodations to enable us to purchase cosmetics and related products (collectively, the “Goods”). The Supply Agreements will enhance our ability to manufacture and sell the Goods. The Factoring Agreements will enhance working capital by supplying liquidity so that we can meet our obligations in a timely fashion. Each of the Agreements is for an initial term of one year, subject to automatic one-year renewals or early termination as provided therein.

On December 21, 2012, we completed an initial closing of a private offering of convertible debt (the “Convertible Notes Offering”) with a group of accredited investors (collectively, the “Investors”) of 10 units of our securities (the “Units”), at a price of $200,000 per Unit, for total gross proceeds of approximately $2,000,000. The Units were sold pursuant to the Securities Purchase Agreement entered into by and among the Company and the Investors (the “Agreement”). Each Unit consisted of (i) a secured convertible promissory note in the denomination of $200,000 with an original issue discount of 0.2% (the “12% Notes”) and (ii) warrants to purchase 800,000 shares of our common stock, half of which are exercisable at $0.50 per share and half of which are exercisable at $1.00 per share (collectively, the “Convertible Note Warrants”). The Convertible Notes Offering is being made on a “best efforts” basis with respect to a maximum of 25 Units.  The net proceeds from the sale of such securities in the Convertible Notes Offering were used for general working capital and the pay-down of three short-term notes as described below. The Agreement contained certain customary representations, warranties and covenants.

The 12% Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right described below. The 12% Notes will accrue interest at a rate of 12% per annum and mature on August 21, 2013. At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any 12% Note, together with accrued but unpaid interest, subject to notice to the Investors. The 12% Notes contain customary affirmative and negative covenants of our Company. The conversion price is subject to “weighted average” and other customary anti-dilution protections. The Investors also have a right to one time reset the conversion price, which will be available on the earlier of (the “Reset Date”) (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by us of at least $5,000,000, if the closing price of our stock is less than $0.30 on the Reset Date. For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date (“Debt Conversion Feature”). For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date. The Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

We paid a certain placement agent for the initial closing of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes Offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $260,000. In addition, such placement agent received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 1,600,000 shares of our common stock. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects. For additional terms of the Convertible Notes Offering and the securities underlying the Units, as well as the rights granted to the Investors, please see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

In November and December 2012, we issued two short-term notes in the aggregate principal amount of $160,000 to a stockholder of our Company. The notes accrued interest at an annual rate of 10% and were due the earlier of (i) 180 days from its issuance or (ii) a closing by us of an offering of our equity and/or debt securities. These notes, along with another note in the principal amount of $50,000 issued to this stockholder in September 2012, were repaid from the net proceeds of the Convertible Notes Offering.

On February 8, 2013, we completed a closing of the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 Investor Warrants. The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the closing, were used for working capital purposes.

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

Upon the closing of the Merger, our board of directors consisted of two members, Ms. Nicole Ostoya and Mr. Ronald S. Altbach. On November 21, 2012 Mr. Emil Rensing was appointed as our third director. We anticipate that we will add up to two additional independent directors in the near future. On the closing date of the Merger, our pre-Merger executive officers, Noah Levinson and Irv Pyun, resigned as executive officers and directors and Ms. Ostoya was appointed as our Chief Executive Officer and President and Ms. Ashumi Kothary was appointed as our Chief Financial Officer and Secretary.

Before the Merger, our board of directors and shareholders owning a majority of our outstanding common stock adopted our 2012 Equity Incentive Plan, which became effective on July 12, 2012. The 2012 Equity Incentive Plan provides for the issuance of up to 20,000,000 shares of our Common Stock as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company. Since the Merger, our board of directors (the “Board”) approved the grant of 5,500,000 stock option awards to certain of our employees and consultants, including 1,800,000 options to Ms. Ostoya, effective as of the date of the Merger, 350,000 options to Ms. Kothary, effective as of August 15, 2012, 1,000,000 options to Mr. Altbach as an independent member of our board of directors, effective as of the date of the Merger, and 500,000 options to Mr. Rensing as an independent member of our board of directors effective as of November 21, 2012. The remaining options were issued to employees and consultants of ours, effective as of August 15, 2012.

Concurrently with the closing of the Merger, we completed an initial closing of a private offering (the “Offering”) wherein we sold 500,000 units (the “PPO Units”), at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of our common stock and a redeemable warrant (each an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock. If at any time during the two year period following the closing date of the Merger we issue additional shares of our Common Stock for a consideration per share less than $0.25 (the “Reduced Price”), then we will issue to the purchasers in the Offering, concurrently with such issue and without any additional consideration from the purchasers, the number of additional shares of our common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of our common stock included in the units being subscribed for in the Offering.

The Offering is being made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and is being made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units. In addition, in the event the maximum number of PPO Units is sold, we have the option to offer an additional 3,000,000 PPO Units (the “Over-Allotment PPO Units”). The closing of at least the Minimum Offering Amount of 8,000,000 PPO Units ($2,000,000) and the closing of the Merger were conditioned upon each other. The placement agent for the Offering is Gottbetter Capital Markets, LLC, a FINRA registered broker-dealer (the “Placement Agent”).

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

On the closing date of the Merger, the investors in the Offering collectively subscribed for 8,200,120 PPO Units for total consideration of $2,050,030, which included the conversion of $1,925,030 of principal of Bridge Notes sold in the Bridge Financing (as described below). During the period July 13, 2012 through December 31, 2012 we held seven additional closings, under which we sold an aggregate of 3,243,924 Units ($810,980). The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the Offering, are being used for working capital purposes.

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

In connection with the initial closing of the Offering, we paid the Placement Agent a commission of 8%, (or $10,000), of the $125,000 cash consideration raised from investors at such closing that were directly introduced to the Company by the Placement Agent, excluding funds attributable to converted bridge notes. The Placement Agent received an additional cash commission of 4%, or approximately $77,000, with respect to the principal amount of Bridge Notes converted into PPO Units. Prior to the commencement of the Offering, we also paid the Placement Agent a cash commission of 4% of the $1,925,030 raised from investors in the Bridge Financing, which was approximately $77,000. In addition, the Placement Agent received five-year warrants (the “Broker Warrants”) to purchase a number of shares of our common stock equal to 8% of the PPO Units sold to investors in the Offering that were directly introduced to us by the placement agent, including PPO Units issued in connection with the conversion of the Bridge Notes. The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) their resale of the common stock underlying them is not covered by a registration statement; (ii) they have an exercise price of $0.25 per share and (iii) they do not contain a redemption feature. As a result of the foregoing arrangement, at the initial closing of the Offering, the Placement Agent was paid a commission of approximately $164,000 and was issued Broker Warrants to purchase 656,000 shares of our common stock. As a result of the seven additional closings of the Offering, the Placement Agent was paid commissions of approximately $64,878 and was issued Broker Warrants to purchase 259,514 shares of our common stock.

In connection with the closing of the Merger, we issued an aggregate of 10,000,000 warrants (the “Licensor Warrants”) to the licensors under our May 9, 2012 Licensing Agreement with 2Die4Kourt, Inc., Kimsaprincess, Inc. and Khlomoney, Inc.

 Prior to the Merger with BOLDFACE Licensing + Branding

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

Results of Operations

Revenues

We generated net revenues from operations for the three and six months ended December 31, 2012 of $1,526,269. We did not generate any revenue from inception (April 26, 2012) to September 30, 2012.

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2012, was $1,056,923 million or 69% of revenue for the same period. The cost of goods sold includes direct materials, labor, overhead, and freight costs.

Operating Expenses

We incurred operating expenses from operations for the three and six months ended December 31, 2012 of $1,831,460 and $2,912,560, respectively. Our operating expenses primarily consisted of general and administrative expenses, professional fees and product development fees paid to a related party.

Losses from Operations

We incurred operating losses of $1,362,114 and $2,443,504, respectively, for the three and six month period ended December 31, 2012. The main components of the recorded operating loss during the three and six month periods ended December 31, 2012 were general and administrative expenses, professional fees and product development fees paid to a related party.

Non-Operating Expenses

We incurred non-operating expenses for the three and six months ended December 31, 2012 of $702,938 and $642,262, respectively. Our non-operating expenses primarily consisted of interest and expense and derivative liability losses.

Net Losses

We incurred net losses in the amounts of $2,065,052 and $3,086,266, or $(0.02) and $(0.04) per share for the three and six-month periods ended December 31, 2012, respectively, primarily due to our losses from operations.

Liquidity and Capital Resources

As of December 31, 2012, our total assets were $5,042,060, our total shareholders’ deficit was $3,720,105 and our total liabilities were $8,762,165. Our assets were comprised of $905,496 in accounts receivable, $1,547,163 in inventory and prepaid inventory, and $635,964 in the current and long-term portion of our prepaid royalties. Our total liabilities were comprised primarily of $5,687,438 in long term liabilities related to the value of our outstanding warrants, 12% Notes issued in the Convertible Notes Offering in the net amount of $698,984, short-term secured notes payable to certain of our stockholders in the amount of $250,000, accrued expenses and other current liabilities of $433,306 and accounts payable of $1,142,823.

The 12% Notes issued were issued by us to generate additional general working capital. The 12% Notes were issued with an original issue discount of 0.2% and are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right described below. The 12% Notes will accrue interest at a rate of 12% per annum and mature on August 21, 2013. At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any 12% Note, together with accrued but unpaid interest, subject to notice to the Investors. The 12% Notes contain customary affirmative and negative covenants of our Company. The conversion price is subject to “weighted average” and other customary anti-dilution protections. The Investors also have a right to one time reset the conversion price, which will be available on the Reset Date (as defined above). For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date. For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date. In conjunction with the issuance of the 12% Notes, we issued to the holders of the 12% Notes, Convertible Note Warrants to purchase an aggregate of 8,000,000 shares of our common stock, half of which are exercisable at $0.50 per share and half of which are exercisable at $1.00 per share. The Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Our issuance of short-term secured notes for an aggregate of $460,000 was for general working capital needs (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). In conjunction with the issuance of $300,000 of the short-term shareholder notes, we issued 1,200,000 warrants to the holders of the notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of our common stock. The warrants contain certain anti-dilution and other customary terms.

Since our inception, we have been financed primarily by private placements discussed above under “Overview - Merger with BOLDFACE Licensing + Branding and PPO Unit Offering”, the PO Agreement with Solops LLC discussed above under “Overview - Factoring and Supply Agreements and Purchase Order Financing”, additional closings of the Offering, the sale of the 12% Notes as discussed above under “Recent Developments — Financings,” and the sale of short-term notes as discussed above. In addition, as discussed above under “Overview - Factoring and Supply Agreements and Purchase Order Financing”, on November 21, 2012, we entered into the Agreements with Star Funding, pursuant to which Star Funding factored certain of our purchase orders and we used substantially all of the proceeds to pay-off Solops the full amount of $1,065,000 required under the PO Agreement. The Supply Agreements will enhance our ability to manufacture and sell the Goods. The Factoring Agreements will enhance working capital by supplying liquidity so that we can meet its obligations in a timely fashion.

We attribute our net and operating losses to having limited operating revenues to sustain our operating costs during the period from inception through December 31, 2012.

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

Net Cash Used in Operating Activities

  Net cash used in operating activities was $3,010,626 for the six months ended December 31, 2012. Net cash used in operating activities for the six months ended December 31, 2012 was primarily attributable to our net loss of $3,086,266, an increase in inventory and prepaid inventory of $1,197,483, an increase in accounts payable of $996,984, and an increase in accounts receivable of $905,496 for the six months ended December 31, 2012.

Net Cash Used in Investing Activities

During the six months ended December 31, 2012, we used net cash in investing activities of $139,829 for the purchase of display fixtures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2012 was $3,240,669. Net cash provided by financing activities for the six months ended December 31, 2012 was primarily attributable to the issuance of common stock, proceeds from the Convertible Note Offering and proceeds from our factoring arrangement.

Plan of Operations and Funding

We expect that until we achieve meaningful revenues and positive cash flow, our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity and debt securities. Our working capital requirements are expected to increase in line with the growth of our business.

Generally, we have financed operations to date through the proceeds of the private placement of equity, convertible debt instruments and factoring agreements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or additional borrowing.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the period ended December 31, 2012 included elsewhere in this Form 10-Q. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of warrant liabilities, debt discount and the ability to realize deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 605, Revenue Recognition, we expect to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), in-bound and out-bound freight costs.

Fixed Assets

Fixed assets as of December 31, 2012 consist of costs incurred by us in connection with installing display fixtures at certain key customer display rooms. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms amounted to $139,829 at December 31, 2012. Depreciation expense amounted to $11,652 for the quarter ended December 31, 2012 and is included in general & administrative expenses in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $73,294 and $263,875 for the three and six months ended December 31, 2012 and are included in general and administrative expenses in the accompanying statements of operations.

Selling Expenses and Commissions

Selling expenses and commissions are expensed as incurred. Total selling expenses and commissions amounted to $79,251 and $163,280 for the three and six months ended December 31, 2012 and are included in general and administrative expenses in the accompanying statements of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

The holders of the 12% Notes purchased 4,000,000 free trading shares from certain non-affiliated, third party shareholders of our Company at par value. Although we were not a party to the sale of these shares by the third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized by us as a deferred financing cost of the Convertible Note transaction. We will provide no reimbursement or compensation to the selling shareholders of the 4,000,000 free trading shares. As such, we do not anticipate recognizing any further expenses in relation to this third-party transaction.

As of December 31, 2012, deferred financing costs of $1,543,425, net of accumulated amortization of $62,523, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $62,523 is included in general and administrative expenses in the accompanying statement of operations for the three and six months ended December 31, 2012. The remaining deferred financing costs will be fully amortized by August 21, 2013.

Debt Discount

We may record debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of December 31, 2012, debt discounts of $1,301,016, net of accumulated amortization of $52,704, are presented on the accompanying balance sheet. Debt discounts consisted primarily of Convertible Note Warrants ($686,192) and the Debt Conversion Feature related to the Convertible Notes ($663,528). Amortization of debt discounts of $52,704 is included in interest expense in the accompanying statement of operations for the three and six months ended December 31, 2012. The remaining debt discounts will be fully amortized by August 21, 2013. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, we used the Black-Scholes option-pricing model. In assessing the debt instruments with characteristics of liability and equity, we determined if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, we will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

As of December 31, 2012, we had reserved 40,859,674 shares of common stock for issuance of common stock upon exercise our outstanding warrants.

The relative fair value at issuance of those warrants granted prior to September 30, 2012 was estimated at $3,788,687 using a Black-Scholes model. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The relative fair value at issuance of those warrants granted during the quarter ended December 31, 2012 was estimated at $1,552,124 using a Black-Scholes model. The relative fair value of the warrants was recorded in the long-term liability, and either equity, deferred financing fees or debt discount equity sections of the balance sheet.

As of December 31, 2012, the relative fair value of all warrants issued was estimated at $5,687,438. The (gain)/loss in the fair value of the warrants of $(60,176) and $346,627 for the three and six months ended December 31, 2012, respectively, was recorded in the long-term liability section of the balance sheet and expensed as a gain in the derivative liability loss on the statement of operations.

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. Our financial instruments include cash and cash equivalents, factoring lines of credit, convertible debt, accounts payable, other current assets and liabilities, and short-term loans. The fair value of these instruments approximates their carrying value due to their relatively short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

Impairment of Long-Lived Assets

We are subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the quarter ended December 31, 2012.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized. As we provided a full valuation allowance against our deferred tax assets, there was no impact on net loss or net loss per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of December 31, 2012 our disclosure controls and procedures were ineffective.

As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management has identified a control deficiency regarding inadequate accounting resources. Management believes that this material weakness is due to the small size of our accounting staff. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma Makeup Studio, LLC (“Chroma”) asserted that (a) BGI’s and BLB’s “Khroma Beauty by Kourtney, Kim and Khloé” mark (the “Mark”) and related commercial conduct infringes Chroma’s trademark rights under the Lanham Act and as a result Chroma has suffered damages and (b) BGI’s and BLB’s commercial conduct with respect to its Mark constitutes unfair business practice and constitutes unfair competition under applicable California law due to Chroma’s alleged ownership of the Chroma and Chroma Makeup Studio trademarks. Accordingly, among other things, Chroma requested for the court to (a) enter judgment in favor of Chroma in an amount to be proven at trial, (ii) enjoin BGI and BLB and their officers, agents, directors, employees and affiliates from using the Mark and/or any other brand, symbol, trademark, product design or packaging which is confusingly similar to Chroma’s Chroma marks, and (iii) award Chroma its costs and attorneys’ fees incurred in this action. Chroma also filed a motion for preliminary injunction on December 5, 2012 to enjoin our use of the Mark, including the promotion and sale of products offered under such mark during the pendency of the litigation. After the filing of our opposition to the motion, Chroma’s filing of a reply in support of the motion and the court’s hearing on the motion on January 14, 2013, the court issued an order on January 23, 2013 denying Chroma’s motion for a preliminary injunction. Prior to the hearing on the motion, the court set a mandatory prehearing conference for March 18, 2013 where the court is expected to review and set the proposed discovery and pretrial plan for the case, as well as address any issues related to the parties’ pretrial preparation or possible resolution. We intend to defend ourselves against all of the allegations in the complaint.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the court that (1) BLB’s use of the KHROMA term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013, Tillett filed an answer and counterclaim against BLB and BGI alleging that the Kroma mark and Khroma Beauty marks are confusingly similar and consumers will mistakenly believe that Tillett’s products are associated with or sponsored by BGI, BLB and their licensors. Among other things, Tillett requested for the court to deny BLB’s request for declaratory judgment, for permanent injunctive relief preventing us using the Khroma mark or any derivation thereof utilizing the Kroma mark in connection with cosmetics goods and services and for an award of unspecified damages (including punitive damages). In addition to BGI and BLB, Tillett's counterclaims were also made against Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the “Kardashian Parties”). On January 23, 2013, the parties filed a stipulated agreement extending our and the Kardashian Parties’ deadline to respond to the counterclaims, now currently set for February 11, 2013, which we filed. The court also set a mandatory prehearing conference for March 25, 2013, where the court is expected to review and set the proposed discovery and pretrial plan for the case, as well as to address any issues related to the parties’ pretrial preparation or possible resolution. We intend to proceed with our complaint against Tillett and defend ourselves against all of the allegations in the counterclaim.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with three closings under our private placement offering of units at $0.25 per PPO Unit, we sold an aggregate of 900,000 PPO Units during the period October 1, 2012 through December 31, 2012 for gross proceeds of $225,000. Each PPO Unit consists of one share of our common stock and one redeemable Investor Warrant to purchase one share of our common stock during a period of five years from issuance at a price of $1.00 per share and is subject to “weighted average” and other customary anti-dilution protections. In connection with the foregoing, we issued 72,000 five year Broker Warrants to the Placement Agent, each exercisable for the purchase of one share of our common stock at a price of $0.25 per share. The net proceeds from the sale of such securities were used for general working capital.

On December 21, 2012, we completed an initial closing of the Convertible Notes Offering with a group of Investors of 10 Units, at a price of $200,000 per Unit, for total gross proceeds of $2,000,000. Each Unit consisted of (i) a 12% Note in the denomination of $200,000 and (ii) Warrants to purchase 800,000 shares of our common stock, half of which are exercisable at $0.50 per share and half of which are exercisable at $1.00 per share. The Convertible Notes Offering is being made on a “best efforts” basis with respect to a maximum of 25 Units. The 12% Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right described below. The conversion price is subject to “weighted average” and other customary anti-dilution protections. The Investors also have a right to one time reset the conversion price, which will be available on the earlier of (the “Reset Date”) (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by us of at least $5,000,000, if the closing price of our stock is less than $0.30 on the Reset Date. For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date. For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date. The Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections. We paid a certain third party who acted as the sole placement agent for the initial closing of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes Offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $260,000. In addition, such placement agent received five-year warrants to purchase 1,600,000 shares of our common stock, which are identical to the Convertible Note Warrants in all material respects. The net proceeds from the sale of such securities were used for general working capital.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act, as amended and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On February 8, 2013, we completed a closing of the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 Investor Warrants. As a result of this closing, the Placement Agent was paid commissions of $4,000 and was issued Broker Warrants to purchase 16,000 shares of our common stock. The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the closing, were used for working capital purposes.

On December 7, 2012, we issued a short-term note in the principal amount of $100,000 to a stockholder of our Company. The note accrues interest at an annual rate of 10% and was due the earlier of (i) 180 days from its issuance or (ii) a closing by us of an offering of our equity and/or debt securities (in the case of mandatorily redeemable stock or debt, with a redemption date or maturity of twelve (12) months or more from issue), whether in one or a series of related transactions (including the offering of the PPO Units), to persons or entities who are not affiliates of the holder of the note. This note, along with two other notes in the aggregate principal amount of $210,000 issued to this stockholder on the same terms as this note, were repaid from the net proceeds of the Convertible Notes Offering.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Form of 12% Secured Convertible Promissory Note issued by the Company on December 21, 2012 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
4.2	Form of $0.50 Investor Warrant issued by the Company on December 21, 2012 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
4.3	Form of $1.00 Investor Warrant issued by the Company on December 21, 2012 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
10.1	Form of Factoring Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.1, including material detail in which such documents differ from Exhibit 10.1) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)
10.2	Form of Supply Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)
10.3	Form of Guarantee, dated as of October 17, 2012, issued by each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. in favor of Star Funding, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)
10.4	Form of Validity Guarantee, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of Nicole Ostoya, Ashumi Kothary and Robin Coe-Hutshing (contains a Schedule of Omitted Documents in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)
10.5	Form of Securities Purchase Agreement, dated as of December 21, 2012, by and among the Company and the investors identified on the omnibus signature pages thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
10.6	Subscription Escrow Agreement, effective as of December 19, 2012, by and among the Company, Aegis Capital Corp. and CSC Trust Company of Delaware (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
10.7	Form of Registration Rights Agreement, dated as of December 21, 2012, by and among the Company and the investors identified on the omnibus signature pages thereto (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
10.8	Security Agreement, dated as of December 21, 2012, by and among the Company, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
10.9	Guaranty, dated as of December 21, 2012, issued by BOLDFACE licensing + branding in favor of the investors in the offering (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BOLDFACE GROUP, INC.

Dated: February 14, 2013	By:	/s/ Nicole Ostoya
Name: Nicole Ostoya Title: Chief Executive Officer and President

BOLDFACE GROUP, INC.

Dated: February 14, 2013	By:	/s/ Ashumi Kothary
Name: Ashumi Kothary Title: Chief Financial Officer (Principal Accounting Officer)

