Form 10-Q
period 2013-03-31
BOLDFACE GROUP, INC.
filed 2013-05-14
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 89,537,555 shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 13, 2013.

BOLDFACE GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2013	June 30, 2012
Current assets:
Cash	$37,398	$71,532
Accounts receivable	101,553	-
Due from factor	526,273
Inventory	1,837,553	-
Prepaid inventory	415,365	349,679
Prepaid expenses	91,667	-
Current portion of prepaid royalty	528,069	640,351
Deferred financing costs, net	1,594,154	150,150
Deposit	3,720	2,220
Total current assets	5,135,752	1,213,932

Prepaid royalty	-	268,421
Property and equipment, net	787,287	-
License acquisition costs	18,686	11,782

Total assets	$5,941,725	$1,494,135

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$-	$1,925,030
Accounts payable	2,290,829	145,839
Accrued expenses and other current liabilities	520,041	108,863
Convertible debt, net of debt discount	2,052,825	-
Due to Gold Grenade, LLC	-	108,475
Total current liabilities	4,863,695	2,288,207

Long-Term Liabilities
Derivative liability	2,367,258	-
Total Long-Term Liabilities	2,367,258	-

Total Liabilities	7,230,953	2,288,207

Commitments and Contingencies

Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized,
89,947,174 and 85,200,116 shares issued
as of March 31, 2013 and June 30, 2012 respectively	89,947	85,200
Treasury stock, at cost - 499,980 and 0 shares as of March 31, 2013 and June 30, 2012 respectively	(103,284)	-
Additional paid in capital	2,376,796	-
Accumulated deficit	(3,652,687)	(879,272)
Total shareholders' deficit	(1,289,228)	(794,072)

Total liabilities and shareholders' deficit	$5,941,725	$1,494,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months Ended	Three Months Ended
	31-Mar-13	31-Mar-13
Revenues
Gross revenues	$5,362,057	$3,608,245
Discounts	812,526	584,983
Revenues, net of discounts	4,549,531	3,023,262

Cost of Goods Sold
Cost of goods sold	2,462,005	1,405,082

Gross Profit	2,087,526	1,618,180

Operating expenses:
Research and development	36,921	13,909
Royalty expense	480,704	157,895
Professional fees	1,458,198	844,675
General and administrative expenses	2,429,374	962,744
Depreciation and amortization expense	745,885	671,709
Product development fee - related party	622,700	210,000
Total Operating Expense	5,773,782	2,860,932

Loss from operations	(3,686,256)	(1,242,752)

Interest expense, net	957,973	661,838
Derivative liability gain	(3,299,793)	(3,646,420)

Net income / (loss)	$(1,344,436)	$1,741,830

Net income / (loss) attributable to common shareholders	$(1,344,436)	$1,741,830

Net income / (loss) per share attributable to common shareholders—basic and diluted	$(0.02)	$0.02

Weighted average number of common shares used in computation—basic and diluted	87,220,064	88,307,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(1,344,436)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock compensation expense	452,087
Stock issued for services	253,455
Amortization of license acquisition costs	1,998
Amortization of deferred financing costs	656,623
Amortization of debt discount	551,502
Depreciation	89,262
Derivative liability	(3,299,793)
Change in operating assets and liabilities:
Accounts receivable	(101,553)
Due from factor	(526,273)
Prepaid royalty	380,704
License acquisition costs	(8,902)
Inventory	(1,837,553)
Deposit	(1,500)
Prepaid expenses	(91,667)
Prepaid inventory	(65,686)
Accounts payable	2,144,990
Accrued expenses and other current liabilities	433,868
Due to Gold Grenade, LLC	(108,475)

Net cash used in operating activities	(2,421,349)

Cash flows from investing activities:
Acquisition of property and equipment	(876,549)
Net cash used in investing activities	(876,549)

Cash flows from financing activities:
Issuance of common stock, net of financing fees	783,480
Purchase of treasury stock and warrants	(125,000)
Proceeds from short term loans	1,335,000
Paydown of short term loans	(1,335,000)
Proceeds from convertible debt, net of deferred financing fees	2,605,284
Net cash provided by financing activities	3,263,764

Net change in cash	(34,134)

Cash at beginning of period	71,532

Cash at end of period	37,398

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	225,078
Income Taxes	-

Non-cash financing activities:
Conversion of bridge notes	1,925,030
Contribution from shareholders for deferred financing cost	1,537,940
Other non-cash deferred financing fees from issuance of warrants	194,381
Fair value of warrants issued in connection with equity and debt financing	5,494,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 1.                FORMATION AND NATURE OF BUSINESS

Organization

BOLDFACE, Group Inc. (“BLBK”) together with its wholly owned subsidiary BOLDFACE Licensing + Branding (“BLB” and collectively, “we”, “us”, “our” or the “Company”) was incorporated under the laws of the State of Nevada on July 9, 2007. On July 12, 2012, BOLDFACE Acquisition Corp., the Company’s wholly owned subsidiary, merged with and into BLB, with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, the Company acquired the business of BLB and will continue the existing business operations of BLB as the Company’s wholly owned subsidiary. In connection with the Merger, on August 14, 2012, the Company’s Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

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

BLB was incorporated under the laws of the State of Nevada on April 26, 2012. BLB was founded by Ms. Nicole Ostoya, the Company’s Chief Executive Officer, President and a director, and Ms. Robin Coe-Hutshing, a principal shareholder of the Company. Ms. Ostoya and Ms. Coe-Hutshing are beauty industry veterans with over 40 years combined experience in the industry. BLB’s focus is on licensing top tier entertainment and designer brands for opportunities in the beauty market. BLB contracts to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty and personal care products in multiple channels of distribution.

To date, the Company has devoted its efforts to developing, marketing and selling its cosmetics/beauty brand by Kourtney, Kim and Khloe Kardashian into retail channels, entering into license agreements with additional celebrities and brands, and the raising of capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They have been prepared on a basis, which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, however, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

The balance sheet at June 30, 2012 has been derived from BLB’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 25, 2012.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. The Company expensed $584,983 and $812,536 over the three and nine months ended March 31, 2013 and such amounts are included in discounts in the accompanying statement of operations.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), in-bound and out-bound freight costs. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. In the current quarter, the Company did not experience any inventory write-offs.

Property and Equipment

Property and equipment as of March 31, 2013 consist of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms amounted to $876,549 at March 31, 2013. Depreciation expense amounted to $77,609 and $89,262 for the quarter and nine months ended March 31, 2013 and is included in depreciation & amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $210,324 and $474,199 for the quarter and nine months ended March 31, 2013 and are included in general and administrative expenses in the accompanying statement of operations.

Selling Expenses

Selling expenses are expensed as incurred. Total selling expenses amounted to $26,010 and $115,378 for the quarter and nine months ended March 31, 2013 and are included in general and administrative expenses in the accompanying statement of operations.

Selling commissions are expensed as incurred. Total selling commissions amounted to $144,749 and $219,201 for the quarter and nine months ended March 31, 2013 and are included in professional fees in the accompanying statement of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4 and 5). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

As of March 31, 2013, deferred financing costs of $1,594,154, net of accumulated amortization of $656,623, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $594,100 and $656,623 are included in depreciation and amortization expenses in the accompanying statement of operations for the three and nine months ended March 31, 2013. The remaining deferred financing costs will be fully amortized by November 28, 2013.

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of March 31, 2013 convertible debt is presented net of unamortized debt discounts of $1,077,175. Amortization of debt discounts of $498,798 and $551,502 is included in interest expense in the accompanying statement of operations for the three and nine months ended March 31, 2013. The remaining debt discounts will be fully amortized by November 28, 2013.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, the Company will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5 and 6).

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. The Company’s financial instruments include cash and cash equivalents, convertible debt, a factoring line of credit, short-term loans, accounts payable and other current assets and liabilities.  The fair value of these instruments approximates their carrying value due to their relatively short maturities.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Customer concentration also subjects the Company to concentrations of credit risk.  The Company maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation. Two customers accounted for approximately 45% and 19% of the Company’s net revenues for the nine months ended March 31, 2013.  Accounts receivable for the two customers represented 65% and 15% of the Company’s accounts receivable as of March 31, 2013. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s licensing agreements (see Note 3). These fees are amortized using straight-line method over the term of each licensing agreement.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

As of March 31, 2013, license acquisition costs of $18,686 are presented on the accompanying balance sheet. Amortization of license acquisition costs of $657 and $2,000 are included in depreciation and amortization expense in the accompanying statement of operations for the three and nine months ended March 31, 2013. Estimated future license acquisition cost amortization expense is as follows:

Twelve months periods ending March 31,
2013	$4,860
2014	5,632
2015	5,632
2016	2,562
$18,686

Impairment of Long-Lived Assets

The Company is subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset.  In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses.  No impairment losses of long-lived assets or intangible assets were recognized for the quarter and nine months ended March 31, 2013.

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

Net Income / (Loss) per Share

Basic net income / (loss) per share is computed by dividing net income / (loss) by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include common stock options, common stock warrants and convertible debt have not been included in the computation of diluted net loss per share for all periods where there was a net loss as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Such potential common shares consist of the following:

As of March 31, 2013
Warrants	46,149,704
Stock options	6,000,000
Convertible Debt	13,772,000
65,921,704

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 3.                PREPAID ROYALTY

During the nine months ended March 31, 2013, the Company entered into a licensing agreement with an individual acquiring the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the licensor. The licensing agreement remains in effect through February 29, 2016.

During the term of the licensing agreement and as consideration for the grant of rights and license the licensor’s image, the Company has agreed to pay the licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●	Contract period one: $100,000
●	Contract period two: $225,000
●	Contract period three: $275,000

As part of the licensing agreement, $100,000 was prepaid and is recorded under Prepaid Royalty as of March 31, 2013.

NOTE 4.                SHORT TERM LOANS AND FACTORING AGREEMENT

On September 7, 2012 and September 24, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum.

The promissory notes were issued in two installments:

●	September 7, 2012 - $150,000, due by December 7, 2012
●	September 24, 2012 - $150,000, due by December 24, 2012

As of March 28, 2013, the Company had re-paid the principal and accrued interest on all of the bridge loan promissory notes.

On November 9, 2012, the Company issued a short-term note in the principal amount of $60,000 to a stockholder of the Company.  The note accrued interest at an annual rate of 10%. On December 21, 2012, the Company re-paid the principal plus accrued interest on this promissory note.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

On October 4, 2012, the Company entered into a Purchase Order Sale Agreement (the “PO Agreement”) with Solops LLC, under which it financed certain of its contracts of orders (or purchase orders) (the “Orders”), which represent amounts due from bona fide contracts for the sale and delivery of the Company’s goods to certain merchants, in the principal amount of $1,125,000. Pursuant to the PO Agreement, the Company sold the Orders to Solops for a purchase price of $875,000. Under the terms of the PO Agreement, Solops will receive $1,065,000 through a combination of the merchants’ payments under the Orders directly to Solops, the Company’s collection of accounts receivable under the Orders and resulting payments to Solops and/or any other payments made by the Company to Solops under the PO Agreement. Upon the full payment to Solops of $1,065,000, the PO Agreement will immediately terminate and Solops will convey, assign and deliver back to the Company the Orders and all of its rights thereunder. After such full payment is made, the Company will regain sole ownership of the Orders and it will not have any further obligations to Solops, and Solops will not have any further rights, with respect to the Orders or under the PO Agreement. On November 21, 2012, the Company re-paid its obligation under the PO Agreement.

On December 7, 2012, the Company issued a short-term promissory note totaling $100,000 bearing interest at a rate of 10% per annum. On December 21, 2012, the Company re-paid the principal plus interest on this promissory note.

Effective as of November 21, 2012, the Company entered into a one-year Factoring Agreement and Supply Agreement with Star Funding, Inc. Under the terms of the Factoring Agreement, the Company sells most of its trade receivables to the factor without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. The Company is able to borrow up to 80% of its factored receivables. Under the terms of the Supply Agreement, the Company is able to finance the purchases of its inventory. For the quarter and nine months ended March 31, 2013, accrued interest and commissions totaled approximately $95,490 and $132,255, respectively, under these agreements. Balances due from factor include outstanding accounts receivables from customers net of allowances for discounts and chargebacks.

On March 28, 2013, in connection with the repayment of a short-term shareholder note, the Company issued an additional 150,000 five-year warrants to the holder to compensate the holder as the shareholder note was past due. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

NOTE 5.                CONVERTIBLE DEBT

Convertible Note Offering

On December 21, 2012 the Company issued senior secured convertible notes (the “Convertible Notes”).  The term of the Convertible Notes include an eight month maturity period and an annual interest rate of 12% which is accrued until payment or until the Convertible Notes are converted into equity. The Convertible Notes were issued at a price of $200,000 per unit, for total gross proceeds of $2,000,000 with an original issue discount of 0.2%. On March 28, 2013, the Company issued additional Convertible Notes for total gross proceeds of $1,130,000 with an original issue discount of 0.2%.

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

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

In connection with the issuance of Convertible Notes, 12,520,000 five-year cashless exercise warrants (“Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. 6,260,000 Convertible Note Warrants are exercisable at $0.50 and 6,260,000 Convertible Note Warrants are exercisable at $0.25 (see Note 6 for further detail).

Debt Discounts

Convertible Note Warrants and Debt Conversion Feature
The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued as of December 21, 2012, totaling $1,349,720 is recorded as a debt discount in the accompanying balance sheet and is amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 6 for further detail).

The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued on March 28, 2013, totaling $272,697 is recorded as a debt discounts in the accompanying balance sheet and is amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 6 for further detail).

Original Issue Discount
For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The Convertible Notes issued on December 21, 2012 and March 28, 2013 were issued with an original issue discount of 0.2%. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the term of the Convertible Note.

Convertible Note Face Value	$3,130,000
Debt Discount
Convertible Note Warrant Derivative	908,649
Conversion Feature Derivative	713,768
Original Issue Discount	6,260
Total Debt Discount	$1,628,677
Amortization of Debt Discount, as of March 31, 2013	(551,502)
Debt Discount, Net	$1,077,175

Convertible Note Carrying Value, at March 31, 2013	$2,052,825

Deferred Financing Costs

Transaction Fees
The Company paid Aegis Capital Corp. (“Aegis”) who acted as the sole placement agent for the first and second closings of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $406,900, which is recorded as a deferred financing cost in the accompanying balance sheet.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

The Company incurred additional fees of $96,556 for legal and escrow agent fees, which are recorded as a deferred financing cost in the accompanying balance sheet.

Convertible Note Broker Warrants
In addition, Aegis received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 2,504,000 shares of the Company’s common stock. The Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects, except that they are exercisable at $0.25. The fair value of the Convertible Note Broker Warrants of $194,381 is recorded under deferred financing costs in the accompanying balance sheet (see Note 6 for further detail).

Third Party Share Sale
The Convertible Note holders were sold 6,260,000 free trading shares by non-affiliated, third party shareholders of the Company at par value. Although the Company was not a party to the sale of these shares by third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized by the Company as a deferred financing cost of the Convertible Note transaction. Additionally, the Company will provide no reimbursement or compensation to the selling shareholders of the 6,260,000 free trading shares. As such, the Company does not anticipate recognizing any further expenses in relation to this third-party transaction. The fair value of this third party transaction of $1,537,940 is recorded under deferred financing costs in the accompanying balance sheet.

Other Transactions

On March 29, 2013, the Company paid $15,000 for diligence fees for fees related to a potential future transaction, which is recorded as a deferred financing cost in the accompanying balance sheet.

Placement agent and other fees associated with Convertible Note offering	$503,457
Convertible Note Broker Warrants	194,381
Third Party Share Grant	1,537,940
Total Deferred Financing Costs	$2,235,777
Amortization of Deferred Financing Costs, as of March 31, 2013	656,623
Deferred Financing Costs, Net, as of March 31, 2013	$1,579,154

NOTE 6.                DERIVATIVE LIABILITY

As of March 31, 2013, the Company had reserved 46,149,704 shares of common stock for issuance upon exercise of the Company’s outstanding warrants. The Company had reserved 13,772,000 shares of common stock for issuance upon exercise of the Company’s outstanding convertible debt as of March 31, 2013.

On March 28, 2013, the Company repurchased 499,980 shares of common stock and cancelled 499,980 warrants for $125,000. The repurchased shares are reflected under treasury stock in the accompanying balance sheet.

July 2012 Merger

Upon the completion of the July 12, 2012 Merger, $1,925,030 principal amount of the bridge notes (the “Bridge Notes”) converted into PPO Units. The holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of the Company’s Common Stock. 3,850,060 of the Bridge Warrants are exercisable at $0.25 per share and 3,850,060 of the Bridge Warrants are exercisable at $0.50 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants (as defined below).

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Licensor Warrants

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

On July 20, 2012, the Company completed the second closing under the Offering through the sale of 124,000 PPO Units (for aggregate gross proceeds of $31,000) consisting of 124,000 shares of common stock and 124,000 five-year Investor Warrants with an exercise price of $1.00.

On July 31, 2012, the Company completed the third closing under the Offering through the sale of 1,639,920 PPO Units (for aggregate gross proceeds of $409,980) consisting of 1,639,920 shares of common stock and 1,639,920 five-year Investor Warrants with an exercise price of $1.00.

On August 24, 2012, the Company completed the fourth closing under the Offering through the sale of 500,000 PPO Units (for aggregate gross proceeds of $125,000) consisting of 500,000 shares of common stock and 500,000 five-year Investor Warrants with an exercise price of $1.00.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

On September 10, 2012, the Company completed the fifth closing under the Offering through the sale of 80,000 PPO Units (for aggregate gross proceeds of $20,000) consisting of 80,000 shares of common stock and 80,000 five-year Investor Warrants with an exercise price of $1.00.

On December 6, 2012, the Company completed the sixth closing under the Offering through the sale of 600,000 PPO Units (for aggregate gross proceeds of $150,000) consisting of 600,000 shares of common stock and 600,000 five-year Investor Warrants with an exercise price of $1.00.

On December 10, 2012, the Company completed the seventh closing under the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 five-year Investor Warrants with an exercise price of $1.00.

On December 12, 2012, the Company completed the eighth closing under the Offering through the sale of 100,000 PPO Units (for aggregate gross proceeds of $25,000) consisting of 100,000 shares of common stock and 100,000 five-year Investor Warrants with an exercise price of $1.00.

On February 8, 2013, the Company completed the ninth closing under the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 five-year Investor Warrants with an exercise price of $1.00.

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,010 five year broker warrants with an exercise price of $0.25 per share. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 72,000 five-year broker warrants with an exercise price of $0.25 per share. In connection with the February 8, 2013 closing, the Company issued 16,000 five-year broker warrants with an exercise price of $0.25 per share.

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

On March 28, 2013, in connection with a repayment of a short-term shareholder note, the Company issued an additional 150,000 five-year warrants to the holder to compensate the holder as the shareholder note was past due. The fair value of the warrants was $9,482. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Convertible Note Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 8,000,000 Convertible Note Warrants. 4,000,000 Convertible Note Warrants are exercisable at $0.50 and 4,000,000 Convertible Note Warrants are exercisable at $1.00. In connection with the second closing of the offering which occurred on March 28, 2013, the Company and the placement agent agreed to modify the exercise price of these Convertible Note Warrants and the placement agent warrants issued by the Company as part of the first closing. As a result of such modification, 4,000,000 of such Convertible Note Warrants will be exercisable at $0.25 per share and 4,000,000 of such Convertible Note Warrants will be exercisable at $0.50 per share, and all of the placement agent warrants will be exercisable at $0.25 per share.

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

In connection with the Convertible Note offering on March 28, 2013, the Company issued 4,520,000 Convertible Note Warrants. 2,260,000 Convertible Note Warrants are exercisable at $0.50 and 2,260,000 Convertible Note Warrants are exercisable at $0.25.

The relative fair value of the warrants at issuance was estimated at $222,457 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

Convertible Note Broker Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 1,600,000 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $0.25.

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

In connection with the Convertible Note offering on March 28, 2013, the Company issued 904,000 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $0.25.

The relative fair value of the warrants at issuance was estimated at $57,143 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

Debt Conversion Feature

The Convertible Note offering included a Debt Conversion Feature (see Note 5).

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

The relative fair value of the Debt Conversion Feature of the December 21, 2012 closing was estimated, using Level 2 inputs, at $663,528 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

The relative fair value of the Debt Conversion Feature of the March 28, 2013 closing was estimated, using Level 2 inputs, at $50,240 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

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

The relative fair value at issuance of those warrants granted during the quarter ended December 31, 2012 was $888,596 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of 0.8 - 5.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The relative fair value at issuance of those warrants granted during the quarter ended March 31, 2013 was estimated at $297,716 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of 5.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The Company’s warrant liability was valued at March 31, 2013 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of 0.7 – 9.3 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table rolls forward the fair value of the warrant liability:

Fair Value of Derivative Value at Issuance	$5,688,766
Repurchase of Warrants	(21,715)
Change in fair value in the nine-months ended March 31, 2013	(3,299,793)
Balance at March 31, 2013	$2,367,258

During the quarter ended March 31, 2013, the Company changed the exercise price of the 8,000,000 Convertible Note Warrants issued as of December 21, 2012 from $1.00 to $0.50 and from $0.50 to $0.25 and the change in the exercise price of 1,600,000 Convertible Note Broker Warrants from $1.00 to $0.25 and from $0.50 to $0.25. As a result of these changes in the exercise price, the impact was an expense of $247,038.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

As a result, the relative fair value of the warrants was estimated at $2,367,258 as of March 31, 2013. The gain in the fair value of the warrants of $3,646,420 and $3,299,793 for the three and nine months ended March 31, 2013 was recorded in the long-term liability section of the balance sheet and recognized as a gain in the derivative gain on the accompanying statement of operations.

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

During the term of the licensing agreement and as consideration for the grant of rights and license the Licensors’ image, the Company agreed to pay the Licensors depending on the product sold, a single digit royalty on all net wholesale sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●      Contract period one: $1,000,000
●      Contract period two: $925,000 or $962,000
●      Contract period three: $1,188,625 or $1,394,900
●      Contract period four: $1,572,500 or $1,850,000

In addition to the royalty payment and guaranteed minimum royalty payment, the Company granted the Licensors the right and option to exchange the exit fee for 10,000,000 shares of restricted common stock or warrants, which shall provide for cashless exercise, to purchase 10,000,000 shares of the common stock of the Company (described in Note 6). On May 30, 2012, the Licensors exercised their option and agreed to exchange their exit fee for a warrant to purchase 10,000,000 shares of common stock. The warrant is exercisable for a period of ten years from the grant date.

As of March 31, 2013, the Company has paid the Licensors $1,000,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one (see Note 3).

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

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

During the term of the licensing agreement and as consideration for the grant of rights and license the Second Licensor’s image, the Company agreed to pay the Licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term.

In addition the Company agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●	Contract period one: $100,000
●	Contract period two: $225,000
●	Contract period three: $275,000

As of March 31, 2013, the Company has paid the Second Licensor $100,000 as a non-refundable advance payment for contract period one. These fees are amortized ratably using the straight-line method over contract period one.

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $5,355 and $15,975 for the quarter and nine months ended March 31, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations.

On January 7, 2013, the Company executed a five-month operating lease for storage commencing on January 1, 2013 at a monthly rent payment of $1,500 per month. Total rent expense related to this operating lease was $4,500 for the quarter and nine months ended March 31, 2013 and is included in general and administrative expenses in accompanying statement of operations.

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division (the “Court”). Chroma Makeup Studio, LLC (“Chroma”) alleged that the Company’s use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the "Khroma Beauty Marks"), for cosmetics is infringing upon Chroma's rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On December 5, 2012, Chroma filed a motion for preliminary injunction (the "Motion") to enjoin our use of the Khroma Beauty Marks, including the promotion and sale of products offered under such marks during the pendency of the litigation. The Court set a hearing on the Motion on January 14, 2013, and following supplemental briefing by both parties, the Court issued an order on January 23, 2013 denying Chroma's Motion. Prior to deciding the Motion, the Court held a scheduling conference on March 25,2013 at which the Court issued a scheduling order setting November 18, 2013 as the end of the discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014. During the scheduling conference, the parties also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. The Court set June 30, 2013 as the deadline for the parties to hold a mediation conference and the parties have started the process of identifying potential mediators and locations for the conference.

On November 30, 2012, BLB filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013 Tillet filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition pursuant. In addition to BLB, Tillett's Counterclaims are made against the following additional parties: Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the "Kardashian Parties"). The Company and the Kardashian Parties' filed an Answer to Tillett's Counterclaims on February 11, 2013, and Tillett contemporaneously filed a Motion for Preliminary Injunction (the "Motion") in an attempt to enjoin Boldface's use of the KHROMA BEAUTY Marks. The Court heard the Motion on March 11, 2013, and granted the Motion after finding that Tillett had demonstrated a likelihood of success on its trademark infringement and related claims, and a likelihood of irreparable harm in the absence of injunctive relief. In the order granting the injunction, the Court enjoined BLB and its affiliates from making, promoting, or selling any goods or services using the KHROMA trademark, although it did not prohibit "Boldface's retailers from selling through the KHROMA products already in their inventories." On March 20, 2013, BLB filed an ex-parte application for clarification of the Court's order granting the Motion and setting forth the terms of the injunction. With its application, BLB submitted a proposed order that limited the scope of the injunction to the United States only, and made clear that it was not intended to apply to overseas sales or promotion. BLB's ex-parte application is still pending and the Court has not yet issued a ruling or set a hearing date.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

The Court ordered counsel for the parties to appear for a scheduling conference on March 25, 2013, following which the Court filed a preliminary scheduling order setting November 18, 2013 as the last day of the parties' discovery period and April 22, 2014 for the first day of trial. Following the scheduling conference, the discovery period opened and the parties exchanged requests for documents and information. BLB and the Kardashian Parties served their respective objections and responses to Tillett's discovery requests on April 29, 2013. Tillett's responses to Boldface's written discovery requests are due on or before May 13, 2013.

In reference to the current injunction, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals (the "9th Circuit") on March 15, 2013 to overturn the Court's March 11, 2013 decision. The Company filed its opening brief with the 9th Circuit on April 19, 2013, and Tillett's responsive brief is due on May 17, 2013. On March 18, 2013, the Company also filed a Motion to Stay with the 9th Circuit, requesting a stay of the injunction during the pendency of Boldface's appellate case. The 9th Circuit has not yet ruled on Boldface's motion to stay, and pursuant to the district Court's March 11, 2013 opinion, the preliminary injunction remains stayed. The Court also ordered Tillett to post a $50,000 bond within seven days of the entry of the injunction. As the injunction remains stayed until the 9th Circuit issues a decision, Tillett has not yet posted this bond, which will be required in order for the preliminary injunction to go into effect. The parties have also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. The Court has set June 30, 2013 as the deadline for the parties to hold a mediation conference and the parties have started the process of identifying potential mediators and locations for the conference.

Registration Agreement

As of March 31, 2013, the Company had 300,000,000 shares of common stock authorized. As of March 31, 2013, the Company had 88,947,214 shares issued and 89,447,194 shares outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights
In connection with the Merger and Offering (as defined in Notes 1 and 6), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended June 30, 2013. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

In December 2006, the FASB issued guidance on accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As of March 31, 2013, the Company has recorded $153,161 in general and administrative expenses on the accompanying statement of operations associated with these registration rights.

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

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

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

Moreover, no such payments shall be due and payable with respect to any Convertible Note Registrable Securities that the Company is unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act. The holders of any Convertible Note Registrable Securities removed from the registration statement as the result of a Rule 415 comment or other comment from the SEC shall have “piggyback” registration rights for the shares of Common Stock underlying the Convertible Note Registrable Securities, until such shares can be sold without limitation under Rule 144, with respect to any registration statement filed by the Company following the effectiveness of the registration statement which would permit the inclusion of these shares. As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended June 30, 2013. As of March 31, 2013, the Company has not recorded any liability associated with these registration rights as these rights are not due until May 2013.

NOTE 8.                EQUITY TRANSACTIONS

On January 8, 2013, the Company issued 169,355 shares of common stock to a third party for consulting services provided, valued at $52,500.

On February 1, 2013, the Company issued 57,252 shares of common stock to a third party for consulting services provided, valued at $16,030.

On March 1, 2013, the Company issued 76,531 shares of common stock to a third party for consulting services provided, valued at $14,923.

On March 28, 2013, the Company issued 1,000,000 shares of common stock to a third party for a reduction in fees for services provided, valued at $170,000.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)
NOTE 9.                STOCK COMPENSATION EXPENSE

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

As of March 31, 2013, the Company has reserved 14,000,000 for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

Effective as of July 12, 2012 the Company issued 4,600,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO, consultant and Chairman of the Board of Directors; 3,600,000 of which have a five-year term and 1,000,000 of which have a ten-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of August 15, 2012 the Company issued 400,000 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of November 21, 2012 the Company issued 500,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of March 28, 2013 the Company issued 500,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the nine months ended March 31, 2013, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of March 31, 2013. The relevant inputs used to determine the value of the stock option grants is as follows:

Number of options outstanding	3,600,000	1,400,000	500,000	500,000
Weighted average risk-free rate	0.83%	0.83%	0.95%	1.005%
Expected life in years	3.5	6.0	6.0	6.0
Expected volatility	70%	70%	60%	55%
Expected dividends	0%	0%	0%	0%

The total fair value of the stock options was $1,987,882. As a result, share-based compensation expense totaled $162,808 and $452,087 for the three and nine months ended March 31, 2013 and is recorded in general and administrative expenses.

NOTE 10.             INCOME TAXES

The Company did not incur any income tax expense for the quarter ended March 31, 2013. At March 31, 2013, $5,277,762 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

Statutory rate	34.0%
State income taxes	5.8%
Valuation allowance	(39.8)%
Total	0.0%

The principal components of deferred tax assets and (liabilities) are as follows as of March 31, 2013 on a tax effected basis:

Net operating losses carryforward	$2,100,549
Start-up costs, net of amortization	63,934
Gross deferred taxes	$2,164,483
Valuation allowance	(2,164,484)
Net deferred taxes	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of March 31, 2013, the Company did not recognize any liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2013. The period from April 26, 2012 (inception) through June 30, 2012 is subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process and as of the date of this report.

BOLDFACE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 11.             RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of March 31, 2013, $0 is due to Gold Grenade. For the three and nine months ended March 31, 2013, the Company incurred approximately $210,000 and $622,700 in product development fees payable to Gold Grenade, which was paid as of March 31, 2013. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 12.             SUBSEQUENT EVENTS

On April 1, 2013, the Company issued 90,361 shares of common stock to a third party for consulting services provided.

On April 8, 2013, the Company issued additional Convertible Notes for total gross proceeds of $250,000. In connection with this closing, the Company paid the placement agent $28,750 in private placement fees. In connection with this closing, the Company issued to the investor 500,000 Convertible Note Warrants with an exercise price of $0.50 and 500,000 Convertible Note Warrants with an exercise price of $0.25. Additionally, the Company issued to the placement agent 200,000 Convertible Note Broker Warrants with an exercise price of $0.25. The investor is an affiliate of Mr. Victor Azrak, who was appointed as the Company’s director effective as of April 8, 2013.

On April 8, 2013, the Company issued 500,000 five-year warrants with an exercise price of $0.25 to its new consultant, engaged effective as of the same date for consulting services to the Company. The warrants shall vest ratably in arrears over six 30-day periods beginning on April 8, 2013, with one-sixth of the warrants vesting on each successive thirtieth day following April 8, 2013, subject to the termination of the consulting agreement prior thereto.

On April 8, 2013, the Company appointed a new board member to its Board of Directors. The Company granted such director 525,000 stock options under its 2012 Equity Incentive Plan. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.14 per share. 500,000 options will vest annually at a rate of 33% beginning on the first anniversary date of the grant and 25,000 options will vest on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

On May 2, 2013, the Company entered into a licensing agreement with Pretty Ugly, LLC, the creators of the popular UglyDoll brand, acquiring the exclusive right to use certain UglyDoll characters to expand the Company’s category of beauty and personal care line of products, including bath, soap, shower and body care products and lip balms, fragrance, bath accessories and more.

On May 9, 2013, the Company changed the name of its cosmetics/beauty brand by Kourtney, Kim and Khloe Kardashian to Kardashian Beauty.

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

Overview

BOLDFACE Group, Inc. (and together with our wholly owned subsidiary, BOLDFACE Licensing + Branding (“BLB”), the “Company,” “we,” “us” or “our”) is a brand development, marketing and product design company for celebrity and designer brands in the beauty, fragrance, personal care and home care categories. Since BLB commenced operations in May 2012, we executed on our first license, a cosmetics/beauty brand under a license from Kourtney, Kim and Khloe Kardashian, which was launched in October 2012.

For the three and nine months ended March 31, 2013 we achieved gross revenue of $3.608 million and $5.362 million, respectively from our first license. We have also secured two additional licenses: one with Mario Lopez for fragrance and toiletry products and one with Pretty Ugly LLC, the creators of the Ugly Dolls brand, for personal care products.  We are currently in discussions with a number of additional potential licensors.

Kardashian Beauty License

Our first license achieved net revenues of $3.023 million and $4.550 million and a gross margin of 54% and 46%, respectively, in the three and nine months ended March 31, 2013. We secured distribution for the beauty brand into over 4,100 points of distribution with retail partners, including CVS, Ulta Salon and Cosmetics, Duane Reade, Fred Meyer, Meijer, and Ricky’s, among others. The brand currently consists of four categories of products: eyes (23 SKUs), lips (27 SKUs), face / body (19 SKUs), nail (35 SKUs). We have garnered over 101.7 million media impressions for the Kardashian beauty brand in print and online media channels since inception. On May 9, 2013, we changed the name of the cosmetics/beauty brand to “Kardashian Beauty”.

Additional Licenses

Our license with Mario Lopez is for the exclusive right to use Mr. Lopez’s image in connection with the development, production, distribution, advertisement, promotion and sale of male fragrance and toiletry products and obtain certain ancillary services of Mr. Lopez. We plan to launch this license into retail channels in late 2013.

Most recently, we entered into a licensing agreement with Pretty Ugly, LLC, the creators of the popular UglyDoll brand, acquiring the exclusive right to use certain UglyDoll characters to expand our category of beauty and personal care line of products, including bath, soap, shower and body care products and lip balms, fragrance, bath accessories and more. The husband and wife artist team of David Horvath and Sun-Min Kim created the UglyDoll characters in 2001, and since then, the franchise has become a worldwide success with an extensive line of licensed products and publishing. Since its inception the UglyDoll brand has been somewhat of a retail anomaly, having showcased at Barneys, MoMA, Giant Robot, Colette Paris, as well as, Barnes & Noble and Toys R Us. UglyDoll’s customer base is equally varied from young children to design sophisticates. We plan to launch this line of products in late 2013 in the appropriate channels of distribution.

Financings to Date

Since we merged with BLB in July 2012, we have raised approximately $5.0 million in funding via private placement equity offerings and a convertible notes offering as detailed below under the “Recent Development – Financings.”

Board of Directors and Operations Team Expansion

We recently expanded our Board of Directors and operations team by bringing in two industry experts, Messrs. Patrick Collins and Victor Azrak as Directors, and Mr. Frank Peticca as a consultant. These individuals bring strong licensing and public markets experience to us.

Recent Developments - Operations

During the quarter ended March 31, 2013, we were engaged in the continued expansion of our beauty products business. The full brand roll-out of our cosmetics/beauty brand by Kourtney, Kim and Khloe Kardashian took place in February 2013. During the quarter ended March 31, 2013, we executed on the core launch of the brand, consisting of over 80 SKUs, with a full range of color cosmetics in the eyes, lips, face and nail categories with high quality formulations and signature items that are paraben-free with no animal testing. We will continue to expand the beauty line with additional products that are both unique and high-quality, thereby building on our focus of bringing luxury products at an affordable price point into the mass retail channels.

In February 2013, we also announced our partnership with Venda to launch a digital commerce platform for our cosmetics/beauty brand. Venda is the world's leading provider of on demand digital commerce for web, tablet, mobile, Facebook and Twitter, having the scalability to handle traffic surges without concerns for capacity. In addition to our cosmetics/beauty brand by Kourtney, Kim and Khloe Kardashian, Venda customers include global brands such as Tesco, The Metropolitan Museum of Art, Superdrug, JVC, Urban Outfitters, Vince, Anthropologie and Jimmy Choo. Venda has offices in New York, London and Bangkok.

In February 2013, we launched our cosmetics/beauty brand in 29 Ricky’s NYC stores. In March 2013, we launched our cosmetics/beauty brand in 138 Duane Reade stores.

In March 2013, we debuted our cosmetics/beauty line at Cosmoprof Worldwide in Bologna, Italy, the world’s leading event aimed at the beauty sector with over 90,000 meters of exhibition space with approximately 200,000 visitors and 600 accredited journalists from over 70 countries. At Cosmoprof, we premiered our new touch screen, high-definition retail vending concept for our cosmetics/beauty line. This concept, in development for less than 12 months, is the first interface of its kind in the beauty category. The units are expected to appeal to Asian distributors and high-end and boutique hotels.

On May 9, 2013, we changed the name of the cosmetics/beauty brand to “Kardashian Beauty”.  We believe that the name change is in the best interests of our Company and our stockholders and was done after numerous attempts to resolve a previously publicized trademark issue over the use of the word “Khroma” in the name of the brand. The Company will continue to create innovative and high quality beauty products under the new “Kardashian Beauty” name.  The “Kardashian Beauty” brand will continue to include a range of high performance color cosmetics and will continue to be available at the following retailers: Ulta, CVS, Duane Reade, Ricky's, Walgreens, Meijer, Fred Meyer, Harmon, HEB, beauty.com and other beauty retailers.  As previously reported by the Company, the trademark issue did not require the Company to recall or otherwise pull any shipped products from shelves in any store.  The Company will make future product shipments under the “Kardashian Beauty” brand name and continue its advertising and marketing of the new name.

Recent Developments — Financings

On February 8, 2013, we completed the ninth closing under of our offering of PPO Units in which we sold 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 Investor Warrants. The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the closing, were used for working capital purposes. As a result of the foregoing closing, the placement agent for the offering was paid a commission of approximately $4,000 and received broker warrants to purchase 16,000 shares of our common stock. For additional terms of the PPO Units offering and the securities underlying the PPO Units, as well as the rights granted to the investors, please see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

On March 28, 2013, we completed a second closing of a private offering of secured convertible debt (the “Convertible Notes Offering”) with a group of accredited investors (collectively, the “Investors”) of 5.65 units of our securities (the “Units”), at a price of $200,000 per Unit, for total gross proceeds of $1,130,000.  The Units were sold pursuant to the Securities Purchase Agreement entered into by and among us and the Investors (the “Agreement”). Each Unit consisted of (i) a secured convertible promissory note in the denomination of $200,000 with an original issue discount of 0.2% (the “12% Notes”) and (ii) warrants to purchase 800,000 shares of our common stock, half of which are exercisable at $0.25 per share and half of which are exercisable at $0.50 per share (collectively, the “Convertible Note Warrants”). The Convertible Notes Offering was made on a “best efforts” basis with respect to a maximum of 25 Units.  The net proceeds from the sale of the securities in the Convertible Notes Offering were used for general working capital and the pay-down of three short-term shareholder notes as described below. The Agreement contained certain customary representations, warranties and covenants.

The 12% Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right described below. The 12% Notes will accrue interest at a rate of 12% per annum and mature on November 28, 2013. At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any 12% Note, together with accrued but unpaid interest, subject to notice to the Investors. The 12% Notes contain customary affirmative and negative covenants. The conversion price is subject to “weighted average” and other customary anti-dilution protections. The Investors also have a right to one time reset the conversion price, which will be available on the earlier of (the “Reset Date”) (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by us of at least $5,000,000, if the closing price of our stock is less than $0.30 on the Reset Date. For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date (“Debt Conversion Feature”). For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date. The Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Aegis Capital Corp. (the “Placement Agent”) acted as the sole placement agent for the first and second closings of the Convertible Notes Offering. We paid the Placement agent for the second closing of the Convertible Notes Offering a commission of 10% of the funds raised in such closing and a 3% non-accountable reimbursement of its expenses, for a total payment of $146,900. In addition, the Placement Agent received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 904,000 shares of our common stock. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects, except that they have an exercise price of $0.25 per share. For additional terms of the Convertible Notes Offering and the securities underlying the Units, as well as the rights granted to the Investors, please see Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

In connection with the second closing, we and the Placement Agent agreed to modify the exercise price of the investor warrants and broker warrants issued by us as part of the first closing of the Convertible Notes Offering, which occurred on December 21, 2012. As a result of such modification, (i) 50% of such investor warrants issued in the first closing will also be exercisable at $0.25 per share and 50% of such investor warrants issued in the first closing will be also exercisable at $0.50 per share (instead of the original exercise prices of $0.50 and $1.00, respectively), and (ii) all of such broker warrants issued in the first closing will be exercisable at $0.25 per share.

On April 8, 2013, we completed another closing of the Convertible Notes Offering with an affiliate of Mr. Azrak for total gross proceeds of $250,000 (or 2.25 Units).  The Units were sold pursuant to the Securities Purchase Agreement entered into by and among us and the Mr. Azrak’s affiliate. The Units, Note and Convertible Note Warrants were identical in all material respects to the securities sold in the first and second closings of the Convertible Notes Offering, except that the Notes issued in this closing were issued without any original issue discount and will mature on December 8, 2013.  The net proceeds from the sale of the securities in the third closing were used for general working capital. The Securities Purchase Agreement contained certain customary representations, warranties and covenants. In connection with this closing, we paid a placement agent (a different placement agent than the Placement Agent that assisted us with the sale of the Units in the first and second closings (as discussed below)) a commission of 10% of the funds raised in this closing and a 1.5% non-accountable reimbursement of the placement agent’s expenses, for a total payment of $28,750. In addition, the placement agent received five-year broker warrants to purchase 200,000 shares of our common stock. The broker warrants are identical to the Convertible Note Warrants in all material respects, except that they have an exercise price of $0.25 per share. In connection with this closing, Mr. Victor Azrak was elected as an independent director of our Company.

All of the securities that we issued as part of the Convertible Notes Offering are “restricted securities,” and as such are subject to all applicable restrictions on transfer specified by federal and state securities laws.

In November 2012, we issued two short-term notes in the aggregate principal amount of $250,000 to a stockholder of our Company. The notes accrued interest at an annual rate of 10% and were due the earlier of (i) 180 days from its issuance or (ii) a closing by us of an offering of our equity and/or debt securities. These notes were repaid from the net proceeds of the second closing of the Convertible Notes Offering.

Merger with BOLDFACE Licensing + Branding and PPO Unit Offerings

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

In connection with the closing of the Merger, we issued warrants for 10,000,000 shares of common stock (the “Licensor Warrants”) to the licensors under our May 9, 2012 Licensing Agreement with 2Die4Kourt, Inc., Kimsaprincess, Inc. and Khlomoney, Inc.

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

Upon the closing of the Merger, our board of directors consisted of two members, Ms. Nicole Ostoya and Mr. Ronald S. Altbach. On November 21, 2012, March 28, 2013, and April 8, 2013, Mr. Emil Rensing, Mr. Patrick Collins and Mr. Victor Azrak were appointed as our third, fourth and fifth directors, respectively. On the closing date of the Merger, our pre-Merger executive officers, Noah Levinson and Irv Pyun, resigned as executive officers and directors and Ms. Ostoya was appointed as our Chief Executive Officer and President and Ms. Ashumi Kothary was appointed as our Chief Financial Officer and Secretary.

Before the Merger, our board of directors and shareholders owning a majority of our outstanding common stock adopted our 2012 Equity Incentive Plan, which became effective on July 12, 2012. The 2012 Equity Incentive Plan provides for the issuance of up to 20,000,000 shares of our Common Stock as incentive awards to be granted to executive officers, key employees, consultants and directors of the Company. Since the Merger, our board of directors (the “Board”) approved the grant of 6,500,000 stock option awards to certain of our employees and consultants, including 1,800,000 options to Ms. Ostoya, effective as of the date of the Merger, 350,000 options to Ms. Kothary, effective as of August 15, 2012, 1,000,000 options to Mr. Altbach as an independent member of our board of directors, effective as of the date of the Merger, 500,000 options to Mr. Rensing as an independent member of our board of directors, effective as of November 21, 2012, 500,000 options to Mr. Collins as an independent member of our board of directors, effective March 28, 2013 and 500,000 options to Mr. Azrak as an independent member of our board of directors effective April 8, 2013. The remaining options were issued to employees and consultants of ours, effective as of August 15, 2012.

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

The Offering was made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and was made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units. The closing of at least the Minimum Offering Amount of 8,000,000 PPO Units ($2,000,000) and the closing of the Merger were conditioned upon each other. The placement agent for the Offering was Gottbetter Capital Markets, LLC, a FINRA registered broker-dealer (the “Placement Agent”).

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

On the closing date of the Merger, the investors in the Offering collectively subscribed for 8,200,120 PPO Units for total consideration of $2,050,030, which included the conversion of $1,925,030 of principal of Bridge Notes sold in the Bridge Financing (as described below). During the period July 13, 2012 through March 31, 2013 we held eight additional closings, under which we sold an aggregate of 3,443,924 Units ($860,980). The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the Offering, are being used for working capital purposes.

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

In connection with the initial closing of the Offering, we paid the Placement Agent a commission of 8%, (or $10,000), of the $125,000 cash consideration raised from investors at such closing that were directly introduced to the Company by the Placement Agent, excluding funds attributable to converted bridge notes. The Placement Agent received an additional cash commission of 4%, or approximately $77,000, with respect to the principal amount of Bridge Notes converted into PPO Units. Prior to the commencement of the Offering, we also paid the Placement Agent a cash commission of 4% of the $1,925,030 raised from investors in the Bridge Financing, which was approximately $77,000. In addition, the Placement Agent received five-year warrants (the “Broker Warrants”) to purchase a number of shares of our common stock equal to 8% of the PPO Units sold to investors in the Offering that were directly introduced to us by the placement agent, including PPO Units issued in connection with the conversion of the Bridge Notes. The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) their resale of the common stock underlying them is not covered by a registration statement; (ii) they have an exercise price of $0.25 per share and (iii) they do not contain a redemption feature. As a result of the foregoing arrangement, at the initial closing of the Offering, the Placement Agent was paid a commission of approximately $164,000 and was issued Broker Warrants to purchase 656,000 shares of our common stock. As a result of the eight additional closings of the Offering, the Placement Agent was paid commissions of approximately $68,878 and was issued Broker Warrants to purchase 275,514 shares of our common stock.

Results of Operations

Revenues

We generated net revenues from operations for the three and nine months ended March 31, 2013 of $3.023 million and $4.550 million, respectively. We did not generate any revenue from inception (April 26, 2012) to September 30, 2012.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2013, was $1.405 million and $2.462 million, respectively, or 46% and 54%, respectively, of net revenues for the same period. The cost of goods sold includes direct materials, labor, overhead, and freight costs.

Operating Expenses

We incurred operating expenses from operations for the three and nine months ended March 31, 2013 of $2.860 million and $5.774 million, respectively. Our operating expenses primarily consisted of general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Losses from Operations

We incurred operating losses of $1.243 million and $3.686 million, respectively, for the three and nine-month period ended March 31, 2013. The main components of the recorded operating loss during the three and nine month periods ended March 31, 2013 were general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Non-Operating Expenses

We incurred non-operating gains for the three and nine months ended March 31, 2013 of $2.985 million and $2.342 million, respectively. Our non-operating expenses primarily consisted of net interest expense and derivative liability gains.

Net Losses

We incurred net income / (loss) in the amounts of $1.742 million and $(1.344) million, or $0.02 and $(0.02) per share for the three and nine-month periods ended March 31, 2013, respectively, primarily due to our derivative liability gains and losses from operations.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were $5.942 million, our total shareholders’ deficit was $1.289 million and our total liabilities were $7.231 million. Our assets were comprised of $0.628 million in accounts receivable and due from factor, $2.253 million in inventory and prepaid inventory and $1.594 million in deferred financing costs. Our total liabilities were comprised primarily of $2.367 million in long term liabilities related to the value of our derivative instruments, 12% Notes issued in the Convertible Notes Offering in the net amount of $2.052 million and accounts payable of $2.291 million.

The 12% Notes issued were issued by us to generate additional general working capital. The 12% Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right described below. The 12% Notes will accrue interest at a rate of 12% per annum and mature on eight months after issuance. At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any 12% Note, together with accrued but unpaid interest, subject to notice to the Investors. The conversion price is subject to “weighted average” and other customary anti-dilution protections. The Investors also have a right to one time reset the conversion price, which will be available on the Reset Date (as defined above). For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date. For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date. In conjunction with the three closings of the Convertible Notes Offering, we issued to the holders of the 12% Notes, Convertible Note Warrants to purchase an aggregate of 13,520,000 shares of our common stock, half of which are exercisable at $0.25 per share and half of which are exercisable at $0.50 per share. The Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Our issuance of short-term shareholder notes for an aggregate of $460,000, during the 2013 fiscal year, was for general working capital needs (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). In conjunction with the issuance of $460,000 of the short-term shareholder notes, we issued 1,350,000 warrants to the holders of the notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of our common stock. The warrants contain certain anti-dilution and other customary terms.

Since our inception, we have been financed primarily by private placements discussed above under “Overview - Merger with BOLDFACE Licensing + Branding and PPO Unit Offerings”, the PO Agreement with Solops LLC (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q), additional closings of the offering of our PPO Units, the sale of the 12% Notes as discussed above under “Recent Developments — Financings,” and the sale of short-term shareholder notes as discussed above. In addition, on November 21, 2012, we entered into Supply and Factoring Agreements with Star Funding (see Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q), pursuant to which Star Funding factored certain of our purchase orders and we used substantially all of the proceeds to pay-off Solops the full amount of $1,065,000 required under the PO Agreement. The Supply Agreements enhance our ability to manufacture and sell our products.  The Factoring Agreements enhance our working capital by supplying liquidity against accounts receivable so that we can meet our obligations in a timely fashion.

We attribute our net and operating losses to having limited operating revenues to sustain our operating costs during the period from inception through March 31, 2013.

We have limited cash reserves and need substantial amounts of capital to implement our planned business strategies. With the proceeds from our recent financing activities, plus our current outstanding accounts receivable and due from factor balances, we believe that we have enough cash on hand to sustain our operations until the end of the fiscal year 2013. Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we may seek to support our working capital requirements or for further investment in current and future operations. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. Investing in us is a speculative investment and investors may lose all of their investment.

Net Cash Used in Operating Activities

       Net cash used in operating activities was $2.421 million for the nine months ended March 31, 2013. Net cash used in operating activities for the nine months ended March 31, 2013 was primarily attributable to our net loss of $1.344 million, an increase in accounts receivable and due from factor of $0.628 million, an increase in inventory and prepaid inventory of $1.838 million and an increase in accounts payable of $2.145 million for the nine months ended March 31, 2013.

Net Cash Used in Investing Activities

During the nine months ended March 31, 2013, we used net cash in investing activities of $0.877 million for the purchase of display fixtures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2013 was $3.264 million.  Net cash provided by financing activities for the nine months ended March 31, 2013 was primarily attributable to the issuance of the units of our securities and proceeds from the Convertible Notes Offering.

Plan of Operations and Funding

We expect that until we achieve meaningful revenues and positive cash flow, our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity and debt securities. Our working capital requirements are expected to increase in line with the growth of our business.

Generally, we have financed operations to date through the proceeds of the private placement of equity, convertible debt instruments and factoring agreements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the period ended March 31, 2013 included elsewhere in this Form 10-Q. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. We expensed $584,983 and $812,536 over the three and nine months ended March 31, 2013 and these amounts were included in discounts in the accompany statement of operations.

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

Fixed Assets

Fixed assets as of March 31, 2013 consist of costs incurred by us in connection with installing display fixtures at certain key customer display rooms. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms amounted to $876,549 at March 31, 2013. Depreciation expense amounted to $77,609 and $89,262 for the three and nine months ended March 31, 2013 and is included in depreciation and amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $210,324 and $474,199 for the three and nine months ended March 31, 2013 and are included in general and administrative expenses in the accompanying statements of operations.

Selling Expenses

Selling expenses are expensed as incurred. Total selling expenses amounted to $26,010 and $115,378 for the three and nine months ended March 31, 2013 and are included in general and administrative expenses in the accompanying statement of operations.

Selling commissions are expensed as incurred. Total selling commissions amounted to $144,749 and $219,201 for the three and nine months ended March 31, 2013 and are included in professional expenses in the accompanying statement of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

In connection with the second closing of the Convertible Notes Offering, the holders of the 12% Notes purchased 2,260,000 free trading shares from certain non-affiliated, third party shareholders of our Company at par value. Although we were not a party to the sale of these shares by the third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized by us as a deferred financing cost of the Convertible Note transaction. We will provide no reimbursement or compensation to the selling shareholders of the 2,260,000 free trading shares. As such, we do not anticipate recognizing any further expenses in relation to this third-party transaction.

As of March 31, 2013, deferred financing costs of $1,594,154, net of accumulated amortization of $656,623, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $594,100 and $656,623 are included in depreciation and amortization expenses in the accompanying statement of operations for the three and nine months ended March 31, 2013. The remaining deferred financing costs will be fully amortized by November 28, 2013.

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

As of March 31, 2013, debt discounts of $1,077,175, net of accumulated amortization of $551,502, are presented on the accompanying balance sheet. Debt discounts consisted primarily of Convertible Note Warrants $1,349,720 and the Debt Conversion Feature related to the Convertible Notes $272,697. Amortization of debt discounts of $498,798 and $551,502 is included in interest expense in the accompanying statement of operations for the three and nine months ended March 31, 2013. The remaining debt discounts will be fully amortized by August 21, 2013. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

As of March 31, 2013, we had reserved 46,149,704 shares of common stock for issuance of common stock upon exercise our outstanding warrants.

During the quarter ended March 31, 2013, 499,980 shares of common stock and 499,980 warrants were returned to the Company for certain consideration. The shares are reflected under treasury stock in the accompanying balance sheet.

The relative fair value at issuance of those warrants granted during the nine months ended March 31, 2013 was estimated at $5,688,767 using a Black-Scholes model. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

As of March 31, 2013, the relative fair value of all warrants issued was estimated at $2,367,259. The gain in the fair value of the warrants of $3,646,420 and $3,299,793 for the three and nine months ended March 31, 2013, respectively, was recorded in the long-term liability section of the balance sheet and recorded as a gain in the derivative liability section on the statement of operations.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. Two customers accounted for approximately 45% and 19% of our net revenues for the nine months ended March 31, 2013.  Accounts receivable for the two customers represented 65% and 15% of our accounts receivable as of March 31, 2013. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

Impairment of Long-Lived Assets

We are subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the quarter ended March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of March 31, 2013 our disclosure controls and procedures were ineffective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except as described below, management knows of no pending legal proceeding to which they are a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division (the “Court”). Chroma Makeup Studio, LLC (“Chroma”) alleged that our use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the "Khroma Beauty Marks"), for cosmetics is infringing upon Chroma's rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On December 5, 2012, Chroma filed a motion for preliminary injunction (the "Motion") to enjoin our use of the Khroma Beauty Marks, including the promotion and sale of products offered under such marks during the pendency of the litigation. The Court set a hearing on the Motion on January 14, 2013, and following supplemental briefing by both parties, the Court issued an order on January 23, 2013 denying Chroma's Motion. Prior to deciding the Motion, the Court had ordered the parties to appear at a scheduling conference on March 25,2013 to discuss the proposed pretrial discovery plan and address other pretrial issues. The scheduling conference went forward on March 25, 2013, and the Court issued a scheduling order setting November 18, 2013 as the end of the discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014. During the scheduling conference, the parties also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. The Court has set June 30, 2013 as the deadline for the parties to hold a mediation conference and the parties have started the process of identifying potential mediators and locations for the conference.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013 Tillet filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition pursuant. In addition to BLB, Tillett's Counterclaims are made against the following additional parties: Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the "Kardashian Parties"). Boldface and the Kardashian Parties' filed an Answer to Tillett's Counterclaims on February 11, 2013, and Tillett contemporaneously filed a Motion for Preliminary Injunction (the "Motion") in an attempt to enjoin the Company's use of the KHROMA BEAUTY Marks. The Court heard Motion on March 11, 2013, and granted the Motion after finding that Tillett had demonstrated a likelihood of success on its trademark infringement and related claims, and a likelihood of irreparable harm in the absence of injunctive relief. In the order granting the injunction, the Court enjoined BLB and its affiliates from making, promoting, or selling any goods or services using the KHROMA trademark, although it did not prohibit "Boldface's retailers from selling through the KHROMA products already in their inventories." On March 20, 2013, BLB filed an ex-parte application for clarification of the Court's order granting the Motion and setting forth the terms of the injunction. With its application, BLB submitted a proposed order that limited the scope of the injunction to the United States only, and made clear that it was not intended to apply to overseas sales or promotion. BLB's ex-parte application is still pending and the Court has not yet issued a ruling or set a hearing date.

The Court ordered counsel for the parties to appear for a scheduling conference on March 25, 2013, following which the Court filed a preliminary scheduling order setting November 18, 2013 as the last day of the parties' discovery period and April 22, 2014 for the first day of trial. Following the scheduling conference, the discovery period opened and the parties exchanged requests for documents and information. BLB and the Kardashian Parties served their respective objections and responses to Tillett's discovery requests on April 29, 2013. Tillett's responses to the Company's written discovery requests are due on or before May 13, 2013. The parties have also exchanged proposed drafts of a stipulated protective order concerning the production of confidential, proprietary, and private information during the discovery process. The parties have continued to exchange revised drafts of the stipulated protective order and will file it with the Court after it has been finalized and executed.

In reference to the current injunction, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals (the "9th Circuit") on March 15, 2013 to overturn the district Court's March 11, 2013 decision. The Company filed its opening brief with the 9th Circuit on April 19, 2013, and Tillett's responsive brief is due on May 17, 2013. On March 18, 2013, the Company also filed a Motion to Stay with the 9th Circuit, requesting a stay of the injunction during the pendency of the Company’ appellate case. The 9th Circuit has not yet ruled on Boldface's motion to stay, and pursuant to the district Court's March 11, 2013 opinion, the preliminary injunction remains stayed. The district Court also ordered Tillett to post a $50,000 bond within seven days of the entry of the injunction. As the injunction remains stayed until the 9th Circuit issues a decision, Tillett has not yet posted this bond, which will be required in order for the preliminary injunction to go into effect. The parties have also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. The Court has set June 30, 2013 as the deadline for the parties to hold a mediation conference and the parties have started the process of identifying potential mediators and locations for the conference.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since January 1, 2013, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

In April 2013, we entered into a licensing agreement with Pretty Ugly, LLC, the creators of the popular UglyDoll brand, acquiring the exclusive right to use certain UglyDoll characters to expand our category of beauty and personal care line of products, including bath, soap, shower and body care products and lip balms, fragrance, bath accessories and more. The husband and wife artist team of David Horvath and Sun-Min Kim created the UglyDoll characters in 2001, and since then, the franchise has become a worldwide success with an extensive line of licensed products and publishing. Since its inception the UglyDoll brand has been somewhat of a retail anomaly, having showcased at Barneys, MoMA, Giant Robot, Colette Paris, as well as, Barnes & Noble and Toys R Us. UglyDoll’s customer base is equally varied from young children to design sophisticates. We plan to launch this line of products in late 2013 in the appropriate channels of distribution.

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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
4.1
Form of 12% Secured Convertible Promissory Note issued by the Company on March 28, 2013 (2nd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)

4.2
Form of $0.25 Investor Warrant issued by the Company on March 28, 2013 (2nd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)

4.3
Form of $0.50 Investor Warrant issued by the Company on March 28, 2013 (2nd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)

4.3
Form of 12% Secured Convertible Promissory Note issued by the Company on April 8, 2013 (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

4.2
Form of $0.25 Investor Warrant issued by the Company on April 8, 2013 (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

4.3
Form of $0.50 Investor Warrant issued by the Company on April 8, 2013 (3rd closing of the Convertible Notes Offering)  (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.1
Form of Securities Purchase Agreement, dated as of March 28, 2013, by and among the Company and the investors identified on the omnibus signature pages thereto (2nd closing of the Convertible Notes Offering) *

10.2
Form of Registration Rights Agreement, dated as of March 28, 2013, by and among the Company and the investors identified on the omnibus signature pages thereto (2nd closing of the Convertible Notes Offering) *

10.3
Security Agreement, dated as of March 28, 2013, by and among the Company, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent (2nd closing of the Convertible Notes Offering) *

10.4	Guaranty, dated as of March 28, 2013, issued by BOLDFACE licensing + branding in favor of the investors in the March 28, 2013 closing (2nd closing of the Convertible Notes Offering) *
10.5
Form of Securities Purchase Agreement, dated as of April 8, 2013, by and among the Company and the investor in the offering (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.6
Form of Registration Rights Agreement, dated as of April 8, 2013, by and among the Company and the investor in the offering (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.7
Security Agreement, dated as of April 8, 2013, by and among the Company, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.8
Guaranty, dated as of April 8, 2013, issued by BOLDFACE licensing + branding in favor of the investor in the April 8, 2013 closing (3rd closing of the Convertible Notes Offering) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

BOLDFACE GROUP, INC.

Dated: May 13, 2013	By:	/s/ Nicole Ostoya
Name: Nicole Ostoya Title: Chief Executive Officer and President

BOLDFACE GROUP, INC.

Dated: May 13, 2013	By:	/s/ Ashumi Kothary
Name: Ashumi Kothary Title: Chief Financial Officer (Principal Accounting Officer)