Form 10-K
period 2013-06-30
BOLDFACE GROUP, INC.
filed 2013-10-15
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 333-148722

BOLDFACE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 Pico Blvd., Suite A Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 450-4501

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale’s price of such stock as reported by the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22,769,515.

As of October 14, 2013, there were 154,591,618 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to an amendment to this Form 10-K or to the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

BOLDFACE GROUP, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information that is currently available to the Company’s management.  When used in this Form 10-K, the words “may”, “will”, “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are intended to identify forward-looking statements. Such forward-looking statements include, in particular, projections about the Company’s future results and statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates.  All statements other than statements of historical fact are forward-looking statements.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from these forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, competition, material adverse changes in economic and industry conditions, retention and renewal of existing agreements and entry into new agreements.  Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company does not undertake any obligation to publicly update these forward-looking statements.

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references in this Form 10-K to “Boldface,” the “Company,” “we,” “us” and “our” refer to BOLDFACE Group, Inc. and its wholly-owned subsidiary, BOLDFACE Licensing + Branding.  All references in this Form 10-K to “BLB” refer solely to BOLDFACE Licensing + Branding.

Overview

We are a celebrity beauty licensing and branding company focused on acquiring top-tier entertainment, celebrity and designer brands for opportunities in the beauty, personal care, home and fragrance markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skincare, beauty tools and other beauty products in multiple channels of distribution. We currently own the cosmetics/beauty brand Kardashian Beauty™, and have licensed the right to use the Mario Lopez brand to develop and distribute products in the male fragrance and men’s grooming categories and the UGLYDOLL® brand to develop and distribute product in the personal care category.

Our vision for Kardashian Beauty™ is to offer luxury products at affordable prices through mass retail channels.  We have secured distribution of Kardashian Beauty™ products in over 5,300 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade, Fred Meyer, Meijer, and Ricky’s NYC, and are currently in active discussions with other retailers, including some of the largest pharmacy chains in the United States to distribute Kardashian Beauty™ products.

Organizational History

We were incorporated under the name Max Cash Media, Inc. in Nevada on July 9, 2007 with the intention of acquiring and marketing intellectual properties within the entertainment industry.  We conducted minimal operations in this line of business and decided to discontinue operations in this area.

On May 21, 2012, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to, among other things:

●	changed our name from Max Cash Media, Inc. to BOLDFACE Group, Inc.;
●
increased our authorized capital stock from 110,000,000 shares of stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share, to 310,000,000 shares of stock, consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.001 par value per share; and

●	limited the liability of our officers and directors to the Company, our shareholders and our creditors to the fullest extent permitted by Nevada law.

On July 12, 2012, BOLDFACE Acquisition Corp., a Nevada corporation and our wholly-owned subsidiary, merged with and into BLB (the “Merger”).  In connection with the Merger, each share of BLB common stock was cancelled and converted into the right to receive shares of our common stock which resulted in the issuance of an aggregate of 25,000,000 shares of our common stock to the former shareholders of BLB.  BLB was the surviving corporation after completion of the Merger.  As a result of the Merger, we acquired the business of BLB and have continued the existing business operations of BLB, as our wholly-owned subsidiary.  In connection with the Merger, on August 14, 2012, our Board of Directors approved a change of our fiscal year end from September 30 to June 30.

For financial reporting purposes, the Merger was treated as a capital transaction of BLB or a “reverse merger” rather than a business combination, because the sellers of BLB effectively controlled the combined company immediately following the completion of the Merger.  As such, BLB was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of BLB.

In conjunction with the Merger, we split off (the “Split-Off”) our wholly-owned subsidiary, BOLDFACE Split Corp., a Nevada corporation (“Split Corp.”). The Split-Off was accomplished through the exchange of 189,781,000 shares of our common stock held by Noah Levinson (the “Split-Off Shareholder”) for all of the issued and outstanding shares of common stock of Split Corp.  All of our assets and liabilities immediately following the Merger, excluding any assets and liabilities of BLB assumed in the Merger, were transferred to Split Corp.

BLB was incorporated under the laws of the State of Nevada on April 26, 2012 and was founded by Ms. Nicole Ostoya, our Chief Executive Officer, President and Director, and Robin Coe-Hutshing, a principal shareholder of the Company, each beauty industry veterans with over 40 years of combined experience.

Our Business Strategy and Recent Developments

Business Strategy

Our business strategy includes the following elements:

●	Creating fully articulated brands that foster longevity;
●	Creating unique products that give a point of difference in the market;
●	Developing strong launch and long-term marketing strategies to maintain market penetration;
●	Realizing efficiencies across our supply chain, marketing processes, sales model and organizational structure;
●	Growing and maximizing existing and future licenses with celebrities and established brands;
●	Growing our manufacturing base to achieve competitive pricing and quality;
●	Strategically growing each of our brands and increasing product sales and market share in their channel of business;
●	Effectively managing inventory and implementing initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence; and
●	Actively managing assortment and pricing strategies and achieving anticipated benefits from these strategies.

Recent Developments

As part of the implementation of our business strategy, the Company has:

●	Entered into license agreements with (i) entities owned by Kourtney, Kim and Khloe Kardashian, (ii) an entity owned by Mario Lopez and (iii) Pretty Ugly, LLC;
●	Identified and partnered with key manufacturers that satisfy our quality, brand and margin requirements;
●	Launched our first cosmetics/beauty brand Kardashian Beauty™ in October 2012 with a holiday collection at ULTA Beauty, CVS and other stores;
●	Established and secured distribution of our Kardashian Beauty™ brand in the mass market retail channel and identified markets for future brands;
●	Expanded the presence of our Kardashian Beauty™ brand to over 5,300 key beauty stores;
●	Partnered with Venda, Inc. to launch a digital commerce platform for our Kardashian Beauty™ brand;
●
Debuted our Kardashian Beauty™ brand and our new touch screen retail vending concept for Kardashian Beauty™ at Cosmoprof Worldwide in Bologna, Italy, one of the world’s leading events aimed at the beauty sector;

●
Entered into Factoring Agreements and Supply Agreements with Star Funding, Inc. which enhance our ability to manufacture and sell our products and increase our working capital by supplying liquidity so that we can meet our obligations in a timely fashion;

●	Raised $7.4 million through equity and convertible debt offerings;
●	Appointed seasoned industry professionals to our Board of Directors who have experience in beauty, technology, licensing and public markets; and
●	Secured a distribution agreement for Kardashian Beauty™ on July 8, 2013 with feelunique.com, one of Europe’s largest online beauty retailers through our European distributor, Global Beauty Secrets BV.

License Agreements

Kardashian Beauty™ License Agreement

On May 9, 2012, BLB entered into a license agreement (the “Kardashian License Agreement”) with 2Die4Kourt, Inc., a California corporation wholly owned by Kourtney Kardashian, Kimsaprincess, Inc., a California corporation wholly owned by Kim Kardashian, and Khlomoney, Inc., a California corporation wholly owned by Khloe Kardashian whereby (i) we acquired the exclusive worldwide right and license to use certain trademarks owned by the licensors in connection with the development, manufacture, production, distribution, advertisement, promotion and sale of a line of cosmetic consumer products, including a high end line of cosmetic products to be sold at certain high end retailers; and (ii) the licensors agreed to provide certain ancillary services, including providing promotional and marketing support of the licensed products. Under the Kardashian License Agreement, we have the right to sublicense the license as it relates to the manufacture of the licensed products.  The term of the Kardashian License Agreement is four years, with an 18-month renewal option in favor of BLB. Pursuant to the Kardashian License Agreement, we agreed to make certain royalty payments to the Licensors, which are based on a percentage of the net sales of the licensed products.  The Licensors are also entitled to receive certain guaranteed minimum royalties during each contract year. Additionally, in connection with the Kardashian License Agreement, we issued warrants to purchase 10,000,000 shares of our common stock to the Licensors.

In October 2012, we launched the initial product line of our Kardashian Beauty™ brand with a holiday collection at ULTA Beauty, CVS and other stores.  In October 2012, we shipped the first products of our Kardashian Beauty™ brand to over 4,500 retail stores throughout the United States, including, among others, CVS, ULTA Beauty, Duane Reade, Fred Meyer, Meijer, and Ricky’s NYC. The initial products included: (i) seven styles of high quality false eyelashes; (ii) four different mascara styles, each with a specifically targeted benefit, such as length, thickness, health, or water resistance; (iii) a trio of “Kardazzle” all-over face palette kits; (iv) “au naturel nude lip set” for Kim’s signature lip look and (v) “She-bang Instant Transformation Set” with a nude eye shadow palette, faux lashes and kohl eye liner.

In February 2013, we launched the complete product line of Kardashian Beauty™ in 4,100 stores.  We launched over 80 stock-keeping units (“SKUs”) with a full range of color cosmetics in the eyes, lips, face and nail categories using high quality formulations, including our signature items such as the Kurve Powder Compact, K24 Priming Face Gelee and Intimate Spotlight Illuminator.

In March 2013, we launched our Kardashian Beauty™ brand in 138 Duane Reade stores and on Beauty.com.  In March 2013, we also debuted our Kardashian Beauty™ brand and our new touch screen retail-vending concept for Kardashian Beauty™ at Cosmoprof Worldwide in Bologna, Italy, one of the world’s leading events aimed at the beauty sector.  Our touch screen retail-vending concept, in development for over 9 months, is one of the first interfaces of its type in beauty retailing and functions like a life-sized iPad.  The units are expected to appeal to Asian distributors and high traffic hotels.

Kardashian Beauty™ products are currently sold in the following retail outlets:

●	CVS (nationwide distribution);
●	ULTA Beauty (nationwide distribution);
●	Bartell Drug Company;
●	Burlington Coat Factory;
●	Dash;
●	Duane Reade;
●	Fred Meyer;
●	H.E. Butt;
●	Kardashian Khaos;
●	Meijer;
●	Ricky’s NYC;
●	Savemart;
● ●	Beauty.com; and Feelunique.com; and
●	Kardashianbeauty.eu.

On May 9, 2013, we changed the name of our Kardashian cosmetics/beauty brand to Kardashian Beauty™.  We believe that the name change is in the best interests of our Company and our shareholders and was done after numerous attempts to resolve trademark litigation relating to usage of the word “Khroma” in the name of the Kardashian cosmetics/beauty brand.

On July 8, 2013, our European distributor, Global Beauty Secrets BV, led by Paul Hendriks and Nicole Arnoldussen, secured an agreement for the distribution of Kardashian Beauty™ products with feelunique, one of Europe’s largest online beauty retailers.

On July 29, 2013, we launched our Kardashian Beauty™ brand in Australia with Mecca Maxima and KIT, two of Australia’s premier beauty destinations. On September 10, 2013, our South African distributor, Azulade Marketing, launched our Kardashian Beauty™ brand in Stuttafords. Stuttafords is a boutique beauty retailer that sells international brands such as Dior, Estee Lauder, Cartier, and Clinique.

Pez-Mar, Via Mar Productions, Inc. License Agreement

On July 11, 2012, we entered into a license agreement (the “Lopez License Agreement”) with Pez-Mar, Via Mar Productions Inc., a corporation wholly owned by Mario Lopez pursuant to which (i) we acquired the exclusive right and license to use certain trademarks owned by the licensor in connection with the development, manufacture, production, distribution, advertisement, promotion and sale of a line of male fragrances, toiletries and other agreed upon products within the United States and its territories and possessions, Canada, Mexico and “duty-free” zones and shops; and (ii) the licensor has agreed to provide certain ancillary services, including providing promotional and marketing support of the licensed products. The term of the Lopez License Agreement expires in February 2016. Pursuant to the Lopez License Agreement, we agreed to make certain royalty payments to Mario Lopez, which are based on a percentage of the net sales of the licensed products. The licensor is also entitled to receive certain guaranteed minimum royalties during the term of the Lopez License Agreement (see Note 9 to our audited consolidated financial statements included elsewhere in this Form 10-K). We plan to launch this line of male fragrances and toiletry products by the end of 2014.

Pretty Ugly, LLC License Agreement

On April 17, 2013, we entered into a license agreement (the “UGLYDOLL® License Agreement”) with Pretty Ugly, LLC, the creator of the popular UGLYDOLL® brand, pursuant to which we acquired the exclusive right and license to use certain UGLYDOLL® characters in connection with the development, manufacture, production, distribution, advertisement, promotion and sale of a line of beauty and personal products, including bath, soap, shower and body care products, lip balms, fragrances and bath accessories. Pursuant to the UGLYDOLL® License Agreement, we agreed to make certain royalty payments to the licensor based on a percentage of the net sales of the licensed products. The licensor is also entitled to receive certain guaranteed minimum royalties during the term of the UGLYDOLL® License Agreement (see Note 9 to our audited consolidated financial statements included elsewhere in this Form 10-K).  We plan to launch this line of beauty and personal care products by the end of 2014.

David Horvath and Sun-Min Kim created the UGLYDOLL® characters in 2001, and since that time, the franchise has become a worldwide success with an extensive line of licensed products and publishing rights.  Since its creation, the UGLYDOLL® brand has been retailed at Barneys, the Museum of Modern Art, Giant Robot, Colette Paris, Barnes & Noble and Toys R Us. UGLYDOLL®’s customer base varies from young children to design sophisticates.

Additional License Agreements

The Company plans to expand its current business by acquiring additional licenses, including celebrity licenses, and we are currently in discussions with a number of additional potential licensors.

Marketing

To market our products, we use print, television, and internet advertising, point-of-sale merchandising, including displays and samples, as well as other means of marketing. We also work with marketing and public relations firms to market our products, and have engaged Alison Brod PR to assist with marketing our brands.

New Product Development and Research and Development

We have retained Gold Grenade, LLC (“Gold Grenade”), a beauty and fragrance product development firm (and an affiliate of Nicole Ostoya, our Chief Executive Officer and President, and Robin Coe-Hutshing, one of our principal shareholders), for product development, design, trafficking and sourcing manufacturers for our products. Gold Grenade assists the Company in identifying consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and redesign or reformulate existing products to satisfy consumer needs or preferences.

Manufacturing

We do not manufacture any of our products.  We contract with third-party cosmetics and beauty manufacturers.  Our products are manufactured from high quality ingredients, and we do not permit the use of certain ingredients, including parabens, petrochemicals and phthalates.  We also do not permit our products to be tested on animals.

To attempt to ensure that our products are manufactured according to industry best practices, we enter into compliance agreements with our manufacturing partners which requires our manufacturing partners to adhere to safe labor standards and practices. We will continue to review our manufacturing needs and work with Gold Grenade and its outside manufacturers to identify opportunities to reduce costs and improve efficiency.

Distribution

As of June 30, 2013, we sold our products primarily through mass retailers in the United States, but also abroad with a specific focus on countries in which our licensors have a wide following.  As part of our distribution strategy, we have entered into a (i) three-year distribution agreement with a U.S. distributor pursuant to which such distributor represents, promotes and sells our products in the U.S. and (ii) three-year distribution agreement with Global Beauty Secrets, led by Paul Hendriks and Nicole Arnoldussen, pursuant to which Global Beauty Secrets represents, promotes and sells our products in the European Union, Iceland, Norway, Turkey, Switzerland, Croatia and Macedonia.

 In February 2013, we partnered with Venda, Inc. to launch a digital commerce platform for our Kardashian Beauty™. Venda, Inc. is one of the world’s leading providers of on demand digital commerce for web, tablet, mobile, Facebook and Twitter, having the ability to handle traffic surges without concerns for capacity.

Customers

As of June 30, 2013, the principal customers of our Kardashian Beauty™ line of products were mass retailers and chain drug stores. Our current customers include:

●	CVS (nationwide distribution);
●	ULTA Beauty (nationwide distribution);
●	Bartell Drug Company;
●	Burlington Coat Factory;
●	Dash;
●	Duane Reade;
●	Fred Meyer;
●	H.E. Butt;
●	Kardashian Khaos;
●	Meijer;
●	Ricky’s NYC;
●	Savemart;
● ●	Beauty.com; Feelunique.com; and
●	Kardashianbeauty.eu.

We intend to attempt to establish relationships with other domestic and international retailers to carry our other products.

Competition

The consumer beauty products business is highly competitive. We face vigorous competition from companies throughout the United States and the world, including multinational consumer product companies.  Most of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on the pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. Our ability to compete depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel and the efficiency of our manufacturing channels and distribution networks.

We intend to compete by:

●	developing unique quality products with innovative features, shades, finishes, components and packaging;
●	partnering with brands and celebrities that have consumer awareness and longevity;
●	creating strong partnerships with the retailers we do business with;
●	having competitive pricing strategies for all brands appropriate for distribution;
●	maximizing assets of all brand ambassadors, including twitter, Facebook and Instagram;
●	maintaining an “in stock” position through effective planning and replenishment collaboration with retailers; and
●
working with outside marketing and PR firms and sales representatives to maximize advertising, marketing and promotion of our products, as well as optimizing its retail floor space, in-store positioning and effective presentation of our products at retail.

One of our competitive strengths is our ability to place a brand into the right channel of distribution, whether the product is high end or intended for mass distribution.  Our strategy is to develop each brand through the development and implementation of a marketing strategy appropriate for the space it occupies.

Patents, Trademarks and Proprietary Technology

We consider trademark and patent protection to be important to our business.  Trademarks for which we have applied for registration in the United States include Kardashian Beauty™, Kardazzle™ and Kardashian Kurve™.  We have not applied for registration of any of our trademarks in any foreign jurisdictions. However, we intend to apply for foreign trademark protection for our brands in all applicable jurisdictions.

We do not currently have any patents. However, we intend to file patents in the ordinary course of our business with respect to any new technologies that we develop.  We also intend to protect certain of our packaging and component concepts through patents.

We have applied to register or own the following domain names: kardashianbeauty.com; kardashian-beauty.com; boldfacegroup.com; boldfacelicensing.com; and boldfacelicensingandbranding.com.

Government Regulation

We are subject to regulation by the Food and Drug Administration (the “FDA”) in the United States, as well as various other federal, state, local and foreign regulatory authorities in which we conduct our operations or sell our products. The Federal Food, Drug, and Cosmetic Act, administered by the FDA, prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. The Fair Packaging and Labeling Act, also administered by the FDA, requires cosmetics companies to include an ingredient declaration to enable consumers to make informed purchasing decisions. The FDA’s regulation of cosmetics is different from other products regulated by the agency, such as drugs, biologics, and medical devices. Cosmetic products and ingredients are not subject to FDA premarket approval authority, with the exception of color additives. However, the FDA may pursue enforcement action against companies that manufacture or sell products that violate FDA rules or regulations.

Employees

As of June 30, 2013, we had 6 employees, all of whom are full-time employees and work at our principal executive office.

ITEM 1A. RISK FACTORS

You should consider the following risks and all of the other information in this Form 10-K in connection with evaluating our business and the forward-looking statements contained in this Form 10-K.  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, may be materially and adversely affected.

RISKS RELATED TO THE COMPANY

We have a limited operating history.

Our wholly-owned operating subsidiary, BLB, was incorporated on April 26, 2012.  BLB has a limited operating history in an industry characterized by changing consumer preferences, evolving industry standards and frequent introductions of new products and services.  As of June 30, 2013, BLB had entered into three license agreements: (i) the Kardashian License Agreement, (ii) the Lopez License Agreement and (iii) the UGLYDOLL® License Agreement.  In February 2013, the Company launched the mainstay line of products for our Kardashian Beauty™ brand.  The Company expects to secure distribution of its product lines relating to the Lopez License Agreement and the UGLYDOLL® License Agreement by the end of 2014.

The Company expects to enter into additional license agreements although no assurance can be given that the Company will be able to do so. Our limited operating history, and our dependence on a limited number of license agreements and the uncertainty surrounding our ability to enter into additional licensing agreements may have a material adverse effect on our business, results of operations and financial condition.

Our operating results are unpredictable and are expected to fluctuate in the future.

Our operating results are unpredictable and are expected to fluctuate in the future as a result of a number of factors, many of which may be beyond our control. As a result, operating results for any period should not be relied upon as an indication of our future performance.  The following factors may affect our operating results:

●	our ability to deliver products in a timely manner and in sufficient volumes;
●	our ability to recognize product trends;
●	our loss of one or more significant distributors or customers;
●	the introduction of successful new products by our competitors;
●	our inability to maintain or increase awareness and recognition of our brands; and
●	adverse media reports on the use of our products.

Because our business is constantly evolving, our historical operating results may not be useful in predicting our future operating results.

Our working capital is limited and we may need additional financing to continue our operations.

As of June 30, 2013, we had working capital of $0.047 million, which includes the current portion of amortized debt discounts of $0.117 million.  We require substantial working capital to fund our operations, and additional capital may be necessary for our Company to continue its operations. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, or issue additional equity or debt, we may be required to significantly reduce the scope of our operations, which may have a material adverse effect on our business, results of operations and financial condition.

If unknown liabilities should arise in connection with the Merger and the Split-off, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our business.

Although we transferred certain assets and liabilities relating to our pre-merger shell operations in connection with the Merger and the Split-off, there can be no assurance that such transfer will release us of all such liabilities.  If the transferee does not pay such liabilities or unknown liabilities arise, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our current business.

Our failure to manage our growth could place a significant strain on our operational and financial resources.

Our growth has placed a significant strain on our operational and financial resources and has placed significant demands on our current management and personnel.  In order to manage growth, we will be required to expand existing operations, particularly with respect to product development and marketing, to improve existing, and implement new, operational and financial systems, procedures and controls.

We have experienced a significant strain on our resources because of difficulties in hiring and retaining skilled personnel necessary to support our business pressures for the continued development of our financial and information management systems.  Difficulties we may encounter in dealing successfully with the above risks could adversely affect our operations. We cannot offer any assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to identify, hire, train, retain, motivate and manage required personnel.  A failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our key personnel and our ability to attract and retain qualified personnel.

Our success depends on our ability to retain our key personnel, including Nicole Ostoya, our President and Chief Executive Officer.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends on our ability to identify, attract, hire, train, motivate, and retain other highly qualified personnel.  We may not be successful in attracting, assimilating or retaining qualified personnel in the future, and our failure to do so could adversely affect our business.

Our success depends on our ability to execute our business strategy. If we are unable to raise additional capital, our ability to fully implement our business strategy will be limited.

Our ability to implement our business strategy is dependent upon a number of factors, including our ability to:

●	develop high-quality brands in connection with our current license agreements;
●	establish, maintain and increase our product sales and market share, and strengthen the image of our brands;
●	implement appropriate product mix and pricing strategies and achieve anticipated benefits from these strategies;
●	realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
●	effectively manage inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;
●	enter into additional license agreements; and
●	secure short and long-term financing at attractive rates.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

In order to fully implement our business strategy, we will need to raise additional capital.  If we fail to do so, our ability to expand our sales team as needed to expand to other regions and otherwise fully implement our business plan will be limited.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or a material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

For the year ended June 30, 2013, two of our customers accounted for approximately 68% of our sales.  Our largest customer for the year ended June 30, 2013, accounted for 44% of our sales.  The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

We currently own the trademark Kardashian Beauty™, and we expect that in the future we will also own additional trademarks used in connection with the marketing and distribution of other product lines that we develop.  We can offer no assurances that we will be able to obtain protection for our proprietary information or that our intellectual property rights will guarantee a competitive advantage.

We are defendants in two pending related trademark litigation cases which may have a material and adverse impact on our business, financial condition or results of operations.

We are currently party to two disputes which involve litigation.  On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma Makeup Studio, LLC (“Chroma”) alleged that our use of the term “Khroma”, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Beauty Marks”), infringes upon Chroma’s rights in its Chroma mark. The complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. The parties are currently in the discovery phase, and the court has set a tentative trial date of April 22, 2014.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma Beauty Marks does not infringe on Tillett’s rights in its Kroma mark, and (2) BLB’s pending trademark applications for the Khroma Beauty Marks should be allowed to register with the United States Patent and Trademark Office (“USPTO”). On January 9, 2013, Tillett filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition under applicable California law. In addition to BLB, Tillett’s Counterclaims are made against the following additional parties: Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the “Kardashian Parties”). The parties are currently in the discovery phase, and the court has set a tentative trial date of April 22, 2014.

If we are unable to successfully defend against these actions, our business, financial condition and results of operations may be materially adversely effected.

For additional disclosure relating to these actions, please see Item 3 “Legal Proceedings” contained elsewhere in this Form 10-K.

As of June 30, 2013, our management determined that certain disclosure controls and procedures were ineffective, which could result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of June 30, 2013, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

When our resources permit, we intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures, such as (i) hiring several individuals with accounting, auditing and financial reporting experience, (ii) segregating our internal and external financial reporting among a larger finance and accounting staff, (iii) implementing more specific segregation of our accounting software and (iv) providing historical information more timely, such as monthly budgeting analysis.  We have also adopted and implemented written procedures to document retailer purchase orders, inventory buying, product discounts and product transition flow, invoice review, cash and expense management, as well as an analysis of our cost of goods sold.  If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures, or if material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, and we may be required to restate our prior period financial results.

We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures.  In addition, even if we are successful in strengthening our disclosure controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Upon completion of our offering of 8% original issue discount senior secured convertible debentures (the “Debentures”) and related warrants, we incurred significant debt obligations. The terms of the Debentures impose significant operating and financial restrictions on us and our subsidiaries, which may materially and adversely affect our business.

As of June 30, 2013, we had total debt, prior to debt discounts, of approximately $1.680 million under the Debentures, plus accrued interest of approximately $3,733. In connection with the sale of the Debentures, the investors who purchased our 12% secured convertible notes in December 2012, March 2013 and April 2013 in an aggregate principal amount of $3.380 million converted all of their 12% secured convertible notes (including accrued and unpaid interest thereon) into our shares of common stock.

The terms of the Debentures and the Factoring Agreements, dated as of October 17, 2012, and the Supply Agreements, dated as of October 17, 2012, and related agreements we entered into with Star Funding, Inc., impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

●	incur additional indebtedness;
●	pay dividends or make distributions to our shareholders;
●	incur liens that would rank senior in priority to, or pari passu with, the obligations under the Debentures; and
●	sell or otherwise dispose of any assets or rights of the Company or any subsidiary, subject to certain exceptions.

These restrictions may affect our ability to operate our business, including, among other things:

●	making it more difficult for us to satisfy our obligations with respect to the Debentures and our other indebtedness;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;
●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
●	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors; and
●	increasing our cost of borrowing.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Debentures.

Our ability to make scheduled payments or to refinance our debt obligations with respect to the Debentures and our other indebtedness will depend on our financial and operating performance, which, in turn is subject to certain financial, competitive, business and other factors beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Debentures, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.

In addition, we cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations.  In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service obligations, we cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to repay our debt service obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

●	our debt holders could declare all outstanding principal and interest to be due and payable; and
●	we could be forced into bankruptcy or liquidation.

RISKS RELATED TO OUR BUSINESS

The beauty business is highly competitive, and if we are unable to compete effectively our results of operations could suffer.

We face vigorous competition from companies throughout the United States and the world, including multinational consumer product companies.  Most of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on the pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel and the efficiency of our manufacturing channels and distribution networks.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and the financial strength of customers that are retailers, which could adversely affect our financial results.

Consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items may also impact our customers that are retailers.  A downturn in the economies in which we expect to sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales and profitability.

Our failure to effectively anticipate and respond to market trends and changes in consumer preferences could have a material adverse effect on our business, financial condition and results of operations.

Our success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and other consumer products that we market and sell.  We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  Although we devote effort and resources to analyzing and responding to consumer spending patterns and preferences, consumer spending patterns and preferences are difficult to predict and can change rapidly.  If we are unable to anticipate and respond to trends in the market for beauty and other consumer products and changing consumer demands, our business, results of operations and financial condition may be materially and adversely affected.

Furthermore, material shifts or decreases in market demand for our products could result in an inability to sell our products in sufficient quantities or at anticipated prices.  In addition, shifts and decreases in market demand for our products could result in increased product returns by our customers and excess inventory levels.  To the extent that we experience any of these risks, it may have a material adverse effect on our business, financial condition and results of operations.

An increase in product returns could negatively impact our operating results and profitability.

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns are realized.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with our customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

A disruption in operations or our supply chain could adversely affect our business and financial results.

As we are a company engaged in the manufacture (through third-party manufacturers) and distribution of beauty products, our operations are subject to the risks inherent in manufacturing and distribution activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have little or no control.  If such an event were to occur, it could have an adverse effect on our business, results of operations and financial condition.

Our success depends upon market awareness of our brands.

Development and awareness of the Company will depend largely on our success in creating recognition of the brands we manufacture and distribute. If our distributors and customers, and ultimately our consumers, do not perceive us as a Company that manufactures and distributes high-quality affordable beauty products, we may be unsuccessful in promoting and maintaining our brands. Our business is significantly dependent on our license agreements with celebrities and established brands.  In addition, our ability to successfully market, promote and sell our products is tied, to a certain extent, to the popularity of our celebrity licensors.  Any negative publicity associated with our celebrity licensors could affect our ability to market and distribute our products.

To attract and retain customers and consumers and to promote and maintain a competitive position, we may find it necessary to increase our marketing, networking, and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among distributors, customers and consumers. We will continue to devote substantial financial and other resources to increase and maintain the awareness of our brands.  However, we cannot offer any assurance that our efforts will be successful and our inability to increase and maintain awareness of our brands could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

On May 15, 2012, we entered into a one-year lease of approximately 800 square feet of office space located at 1309 Pico Blvd., Suite #A, Santa Monica, California 90405.  Our principal executive office is located at such address.  The monthly rent is $1,785.  The term of our lease expired on May 15, 2013, and we are currently renting on a month-to-month basis.

On January 7, 2013, the Company executed a four-month operating lease for a storage facility at 1947 Euclid St., Santa Monica, Calfornia 90404, commencing on January 1, 2013. The monthly rent is $1,500.  The term of our lease expired on May 1, 2013, and we are currently renting on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We may, from time to time, be a party to litigation that arises in the normal course of our business operations.  Except as set forth below, there are no legal proceedings, governmental actions, administrative actions, investigations or claims pending against us or that we are a party to that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma alleged that our use of the Khroma mark, including the Khroma Beauty Marks, infringes upon Chroma’s rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On December 5, 2012, Chroma filed a motion for preliminary injunction to enjoin our use of the Khroma Beauty Marks, including the promotion and sale of products offered under such marks during the pendency of the litigation. The court set a hearing on the motion on January 14, 2013, and following supplemental briefing by both parties, the court issued an order on January 23, 2013 denying Chroma’s motion. Prior to deciding the motion, the court ordered the parties to appear at a scheduling conference on March 25, 2013 to discuss the proposed pretrial discovery plan and address other pretrial issues. The scheduling conference occurred on March 25, 2013, and the court issued a scheduling order setting November 18, 2013 as the end of the discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. BLB’s complaint requests a declaration from the court that (1) BLB’s use of the Khroma mark, including the Khroma Beauty Marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for the Khroma Beauty Marks should be allowed to register with the USPTO. On January 9, 2013, Tillett filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition under applicable California law. In addition to BLB, Tillett’s counterclaims are made against the Kardashian Parties.

BLB and the Kardashian Parties’ filed an answer to Tillett’s counterclaims on February 11, 2013, and Tillett contemporaneously filed a Motion for Preliminary Injunction in an attempt to enjoin the Company’s use of the Khroma Beauty Marks. The Court heard the motion on March 11, 2013, and granted the motion after finding that Tillett had demonstrated a likelihood of success on its trademark infringement claim and related claims, and a likelihood of irreparable harm in the absence of injunctive relief. In the order granting the injunction, the Court enjoined BLB and its affiliates from making, promoting, or selling any goods or services using the Khroma trademark, although it did not prohibit the Company’s retailers from selling the Khroma products already in their inventories. On March 20, 2013, BLB filed an ex-parte application for clarification of the court’s order granting the motion and setting forth the terms of the injunction. With its application, BLB submitted a proposed order that limited the scope of the injunction to the United States only, and made clear that it was not intended to apply to overseas sales or promotion. BLB’s ex-parte application is still pending and the Court has not yet issued a ruling or set a hearing date.

The Court ordered counsel for the parties to appear for a scheduling conference on March 25, 2013, following which the Court filed a preliminary scheduling order setting November 18, 2013 as the last day of the parties’ discovery period and a tentative trial date of April 22, 2014. Following the scheduling conference, the discovery period opened and the parties exchanged requests for documents and information. BLB and the Kardashian Parties served their respective objections and responses to Tillett’s discovery requests on April 29, 2013. The parties have entered into a stipulated protective order concerning the production of confidential, proprietary, and private information during the discovery process.

In response to the injunction issued by the court, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals (the “9th Circuit”) on March 15, 2013 to overturn the district court’s March 11, 2013 decision. The Company filed its opening brief with the 9th Circuit on April 19, 2013. On March 18, 2013, the Company also filed a Motion to Stay with the 9th Circuit, requesting a stay of the injunction during the pendency of the Company’s appellate case. The 9th Circuit ruled on the Company’s motion on June 7, 2013 granting Tillett’s application and ruling that the preliminary injunction would be effective as of June 7, 2013.

Based on the existing status of the two actions, our management believes it has adequately reserved for these matters such that there would not be a material effect on future financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “BLBK”.  The quotation of our common stock began on or about October 3, 2011 and was previously quoted on the OTCBB under the symbol “MXCS”. To date, there has been a limited market for the trading of our common stock.

The following table sets forth the high and low bid information for our common stock for the fiscal quarters indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

Quarter ended December 31, 2011 (from October 3, 2011)	$0.0005	$0.04
Quarter ended March 31, 2012	$0.04	$0.04
Quarter ended June 30, 2012	$0.04	$0.25
Quarter ended September 30, 2012	$0.70	$0.25
Quarter ended December 31, 2012	$0.36	$0.18
Quarter ended March 31, 2013	$0.36	$0.12
Quarter ended June 30, 2013	$0.18	$0.05

Holders of Our Common Stock

As of October 14, 2013, 155,091,458 shares of our common stock were issued and outstanding and were held by approximately 823 shareholders of record.

Dividends

To date, we have not paid cash dividends on our common stock.  We have no present intention to pay cash dividends on our common stock in the future.  Further, under the terms of certain of our debt agreements and other agreements, we are limited in our ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2012, our Board of Directors and the stockholders owning a majority of the issued and outstanding shares of our common stock approved the 2012 Stock Option and Incentive Plan of the Company (the “2012 Plan”) and authorized for issuance to employees, directors, consultants and advisors of the Company, equity compensation awards under the 2012 Plan to purchase up to an aggregate of 20,000,000 shares of our common stock.

The following table sets forth information as of June 30, 2013, with respect to shares of our common stock that may be issued under the 2012 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,550,000	$0.23	13,450,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,550,000	$0.23	13,450,000

Refer to Note 11 of the Notes to Consolidated Financial Statements for the year ended June 30, 2013 for a discussion of the material features of the equity compensation awards under the 2012 Plan.

Recent Sales of Unregistered Equity Securities

PPO Units Offering

On the closing date of the Merger, we completed the first closing of a private offering (the “PPO Offering”) wherein we sold 500,000 units (the “PPO Units”), at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of our common stock and a redeemable warrant (each, an “Investor Warrant” and collectively, the “Investor Warrants”) to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock. If at any time during the two-year period following the closing date of the Merger we issue additional shares of our common stock for a consideration per share of less than $0.25 (the “Reduced Price”), then we will issue to the investors in the PPO Offering, concurrently with such issue and without any additional consideration from the investors, a number of additional shares of our common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of our common stock included in the PPO Units being subscribed for in the PPO Offering.

The PPO Offering was made on an “all or nothing” basis with respect to a minimum of 8,000,000 PPO Units (the “Minimum Offering Amount”) and was made on a “best efforts” basis with respect to a maximum of 20,000,000 PPO Units. The closing of the Minimum Offering Amount and the closing of the Merger were conditioned upon each other. The placement agent for the PPO Offering was Gottbetter Capital Markets, LLC (“Gottbetter”), a FINRA registered broker-dealer.

Prior to the commencement of the PPO Offering, we completed a bridge financing (the “Bridge Financing”), where we sold bridge notes in an aggregate principal amount of $1,925,030 (the “Bridge Notes”) to certain accredited investors and non-U.S. Persons. The Bridge Notes were converted into 7,200,140 PPO Units at the first closing of the PPO Offering. The principal amount of the Bridge Notes converted into PPO Units was included for purposes of calculating the Minimum Offering Amount.

In connection with the conversion of the Bridge Notes, the holders of the Bridge Notes received 7,200,140 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of our common stock (excluding 499,840 of the Bridge Warrants which were subsequently repurchased and canceled). 3,600,070 of the Bridge Warrants are exercisable at $0.25 per share and 3,600,070 of the Bridge Warrants are exercisable at $0.50 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants. The net proceeds from the sale of the Bridge Notes, after deducting fees and expenses related to the Bridge Financing, were used to make a secured bridge loan to BLB.

On the closing date of the Merger and in connection with the first closing of the PPO Offering, we issued an aggregate of 8,200,120 PPO Units for a total consideration of $2,050,030, which included the conversion of the Bridge Notes. During the period from July 20, 2012 through February 8, 2013, we held eight additional closings of the PPO Offering, under which we sold an aggregate of 3,443,920 Units for a total consideration of $860,980. The net proceeds from the sale of the PPO Units, after deducting fees and expenses related to the PPO Offering, were used for working capital purposes.

In connection with the first closing of the PPO Offering, we paid Gottbetter a commission of 8%, or $10,000, of the $125,000 cash consideration raised from investors at such closing that were directly introduced to the Company by Gottbetter, excluding funds attributable to the converted Bridge Notes. Gottbetter received an additional cash commission of 4%, or approximately $77,000, with respect to the principal amount of the Bridge Notes converted into PPO Units. Prior to the commencement of the Offering, we also paid Gottbetter a cash commission of 4% of the $1,925,030 raised from investors in the Bridge Financing, which was approximately $77,000. In addition, Gottbetter received five-year warrants (the “Broker Warrants”) to purchase a number of shares of our common stock equal to 8% of the PPO Units sold to investors in the PPO Offering that were directly introduced to us by Gottbetter, including PPO Units issued in connection with the conversion of the Bridge Notes. The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; (ii) they have an exercise price of $0.25 per share; and (iii) they do not contain a redemption feature. As a result of the foregoing arrangement, at the first closing of the PPO Offering, Gottbetter was paid a total commission of approximately $164,000 and was issued Broker Warrants to purchase 656,000 shares of our common stock. As a result of the eight additional closings of the PPO Offering, Gottbetter was paid commissions of approximately $68,878 and was issued Broker Warrants to purchase 275,514 shares of our common stock.

In connection with the Merger and the PPO Offering, the Company entered into a registration rights agreement with each of the investors participating in the PPO Offering. Under the registration rights agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form, covering the resale of (i) the Company’s common stock underlying the Bridge Warrants, (ii) common stock underlying the PPO Units sold or to be sold in the PPO Offering, and (iii) common stock underlying the Investor Warrants (including securities issued in the PPO Offering as a result of the conversion of the Bridge Notes, but not common stock that is issuable upon exercise of the Broker Warrants (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed (the “Effective Date”). As of the date of this Form 10-K, the Company has not filed the registration statement with the United States Securities and Exchange Commission (the “SEC”) and anticipates filing the registration statement during the quarter ended December 31, 2013. The Company also agreed to use its commercially reasonable efforts to maintain the effectiveness of the registration statement for at least one year from the date the registration statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of the date (i) that Rule 144 of the Securities Act becomes available to investors with respect to all of their Registrable Securities and (ii) when all of the Registrable Securities registered thereunder shall have been sold.

The Company is liable for liquidated damages at a rate of 1% of the purchase price per PPO Unit paid by each investor for the Registrable Securities then held by such investor for each full period of 30 days for which the Company fails to file the registration statement by the Filing Date or if the Company fails to have the registration statement declared effective by the Effective Date (each, a “Registration Event”), until such failure is cured. The payment amount shall be prorated for any partial 30-day period. The aggregate penalty accrued with respect to each investor may not exceed 10% of the original purchase price paid by such investor. However, if a Registration Event occurs (or is continuing) on a date that is more than one year after July 12, 2012 or the final closing of the PPo Offering, liquidated damages shall be paid only with respect to that portion of the Registrable Securities that cannot then be immediately resold in reliance on Rule 144. If the Company fails to pay any partial liquidated damages or refund in full within seven days after the date payable, the Company will pay interest thereon at a rate of 8% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder of the PPO Unit.

In connection with the August 29, 2013 debenture offering described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Recent Financings”, the Company entered into Amendment and Waiver Agreements (collectively, the “Amendment Agreements”) with the holders of substantially all of the securities issued in connection with the Bridge Notes, the PPO Offering and the Broker Warrants pursuant to which the Company reduced the exercise prices of all of its outstanding Series A, Series B, Series C, Series D and Series E common stock purchase warrants as follows: the exercise price per share of the Series A Warrants that had an initial exercise price of $0.25 was reduced to $.01; the exercise price per share of the Series B Warrants that had an initial exercise price of $0.50 was reduced to $.015; the exercise price per share of the Series C Warrants or Investor Warrants that had an initial exercise price of $1.00 was reduced to $0.03; and the exercise price per share of the Series D and Series E Warrants that had an initial exercise price of $0.25 was reduced to $0.01.

In consideration of the exercise price reductions, the holders of substantially all of the securities agreed to permanently waive all past and future exercise price and share number anti-dilution adjustment provisions that would otherwise be triggered by share issuances by the Company at prices less than the purchase, exercise or conversion price of any securities acquired by the holders or underlying any of such securities.  The Amendment Agreements also provided for a waiver of all penalties incurred by the Company under the terms of the PPO registration rights agreement as a result of the Company’s failure to timely file and effect the registration for resale of these securities.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Convertible Notes Offering

On December 21, 2012, the Company completed the first closing of a private offering of secured convertible debt (the “Convertible Notes Offering”) to a group of accredited investors consisting of the sale of 10 units (the “Units”), at a price of $200,000 per Unit, for total gross proceeds of $2,000,000. The Units were sold pursuant to a Securities Purchase Agreement entered into by and among the Company and the investors. Each Unit consists of (i) a secured convertible promissory note in the denomination of $200,000 with an original issue discount of 0.2% (the “Notes”) and (ii) warrants to purchase 800,000 shares of the Company’s common stock, 400,000 of which are exercisable at $0.50 per share and 400,000 of which are exercisable at $1.00 per share (collectively, the “First Closing Convertible Note Warrants”).  The Securities Purchase Agreement contained customary representations, warranties and covenants.  The first closing of the Convertible Notes Offering was made on a “best efforts” basis with respect to a maximum of 15 Units.  The net proceeds from the sale of the Units were used for working capital purposes and the repayment of two short-term shareholder notes as described below.

The Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right.  The Notes accrue interest at a rate of 12% per annum and matured on August 21, 2013. The First Closing Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Aegis Capital Corp. (“Aegis”) was the placement agent for the first closing of the Convertible Notes Offering. The Company paid Aegis a commission of 10% of the total gross proceeds raised in the Offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $260,000. In addition, Aegis received five-year warrants (the “First Closing Convertible Note Broker Warrants”) to purchase 1,600,000 shares of common stock of the Company. The First Closing Convertible Note Broker Warrants are identical to the First Closing Convertible Note Warrants in all material respects except that all of the First Closing Convertible Note Broker Warrants have an exercise price of $0.50 per share.

As collateral for the Company’s obligations under the Securities Purchase Agreement and related documents executed in connection with the first closing of the Convertible Notes Offering, the Company and BLB granted the investors a security interest in all of the Company’s and BLB’s assets pursuant to the terms of a Security Agreement, dated as of December 21, 2012. To further secure the Company’s obligations, BLB executed a Guaranty, dated as of December 21, 2012 pursuant to which BLB agreed to guarantee the Company’s obligations owed to the investors.

On March 28, 2013, we completed a second closing of the Convertible Notes Offering to a group of accredited investors consisting of 5.65 Units, at a purchase price of $200,000 per Unit, for total gross proceeds of $1,130,000.  The Units were sold pursuant to a Securities Purchase Agreement entered into by and among the Company and the investors.  Each Unit consists of (i) a Note and (ii) warrants to purchase 800,000 shares of our common stock, 400,000 of which are exercisable at $0.25 per share and 400,000 of which are exercisable at $0.50 per share (collectively, the “Second Closing Convertible Note Warrants”). The second closing of the Convertible Notes Offering was made on a “best efforts” basis with respect to a maximum of 25 Units.  The net proceeds from the sale of the Units in the second closing of the Convertible Notes Offering were used for working capital purposes and the repayment of three short-term shareholder notes as described below.  The Securities Purchase Agreement contained customary representations, warranties and covenants.

The investors in the first and second Convertible Note Offering closings were sold 6,260,000 free trading shares by non-affiliated, third party shareholders of the Company at par value. Although we were not a party to the sale of these shares by third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized as a deferred financing cost of the Convertible Note transaction. Additionally, we will provide no reimbursement or compensation to the selling shareholders of the 6,260,000 free trading shares.

The Notes are convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right.  The Notes accrue interest at a rate of 12% per annum and are due to mature on November 28, 2013.  At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any Note, together with accrued but unpaid interest, subject to notice to the investors.  The Second Closing Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Aegis acted as the placement agent for the second closing of the Convertible Notes Offering. In connection with the second closing, we paid Aegis a commission of 10% of the total gross proceeds raised in such closing and a 3% non-accountable reimbursement of its expenses, for a total payment of $146,900. In addition, Aegis received five-year warrants (the “Second Closing Convertible Note Broker Warrants”) to purchase 904,000 shares of our common stock. The Second Closing Convertible Note Broker Warrants are identical to the Second Closing Convertible Note Warrants in all material respects, except that all of the Second Closing Convertible Note Broker Warrants have an exercise price of $0.25 per share.

In connection with the second closing, we agreed to modify the exercise price of the First Closing Convertible Note Warrants and the First Closing Convertible Note Broker Warrants. As a result of such modification, (i) 400,000 of the First Closing Convertible Note Warrants are now exercisable at $0.25 per share and 400,000 of the First Closing Convertible Note Warrants are now exercisable at $0.50 per share (instead of the original exercise prices of $0.50 and $1.00, respectively), and (ii) all of the First Closing Convertible Note Broker Warrants are now exercisable at $0.25 per share.

As collateral for the Company’s obligations under the Securities Purchase Agreement and related documents executed in connection with the second closing of the Convertible Notes Offering, the Company and BLB granted the investors a security interest in all of the Company’s and BLB’s assets pursuant to the terms of a Security Agreement, dated as of March 28, 2013. To further secure the Company’s obligations, BLB executed a Guaranty, dated as of March 28, 2013, pursuant to which BLB agreed to guarantee the Company’s obligations owed to the investors.

On April 8, 2013 the Company completed the third closing of the Convertible Notes Offering with an affiliate of Victor Azrak consisting of 1.25 Units, at a price of $200,000 per Unit, for total gross proceeds of $250,000. The Units were sold pursuant to a Securities Purchase Agreement entered into by and between the Company and the investor. Each Unit consists of (i) a secured convertible promissory note in the denomination of $200,000 (the “Convertible Note”) and (ii) warrants to purchase 1,000,000 shares of the Company’s common stock, 500,000 of which are exercisable at $0.25 per share and 500,000 of which are exercisable at $0.50 per share (collectively, the “Third Closing Convertible Note Warrants”). The third closing of the Convertible Notes Offering was made on a “best efforts” basis with respect to a maximum of 6.25 Units.  The net proceeds from the sale of the Units was used for working capital purposes. The Securities Purchase Agreement contained certain customary representations, warranties and covenants.  Mr. Azrak was elected as a Director of the Company in connection with the third closing.

The Convertible Note is convertible into shares of our common stock at any time prior to maturity at $0.25 per share, subject to a one-time reset right.  The Notes accrue interest at a rate of 12% per annum and are due to mature on December 8, 2013.  At any time prior to maturity, we may prepay any portion of the outstanding principal amount of any Note, together with accrued but unpaid interest, subject to notice to the investor.  The Third Closing Convertible Note Warrants are exercisable for a period of five years and are subject to “weighted average” and other customary anti-dilution protections.

Gottbetter acted as placement agent for the third closing of the Convertible Notes Offering.  In connection with the Convertible Notes Offering, Gottbetter received a commission of 10% of the total gross proceeds from the third closing and a 1.5% non-accountable reimbursement of its expenses, for a total payment of $28,750. In addition, Gottbetter received five-year warrants (the “Third Closing Convertible Note Broker Warrants”) to purchase 200,000 shares of common stock of the Company. The Third Closing Convertible Note Broker Warrants are identical to the Third Closing Convertible Note Warrants in all material respects, except that they have an exercise price of $0.25 per share.

As collateral for the Company’s obligations under the Securities Purchase Agreement and related documents executed in connection with the second closing of the Convertible Notes Offering, the Company and BLB granted the investors a security interest in all of the Company’s and BLB’s assets pursuant to the terms of a Security Agreement, dated as of April 8, 2013. To further secure the Company’s obligations, BLB executed a Guaranty, dated as of April 8, 2013, pursuant to which BLB agreed to guarantee the Company’s obligations owed to the investors.

In connection with the closing of the Institutional Financing as described below, effective as of June 20, 2013, the investors who purchased our convertible notes and the related convertible note warrants in our Convertible Notes Offering agreed to automatically (i) convert all of their convertible notes (including accrued and unpaid interest thereon) at a price of $0.07 per share and (ii) exercise on a cashless basis their convertible note warrants into shares of our common stock such that (i) the convertible note warrants which were exercisable at $0.25 per share were exercised at a price of $0.01 per share and (ii) the convertible note warrants which were exercisable at $0.50 per share were exercised at a price of $0.015 per share, provided that the market price for purposes of calculating the “cashless exercise price” of the convertible note warrants was fixed at $0.10.  As a result of such conversion and exercise, the convertible notes and the convertible note warrants were converted and exercised into approximately 50.58 million and 11.83 million shares of our common stock, respectively.  Furthermore, subsequent to the closing of the Institutional Financing, the broker warrants issued to the placement agents were exercised on the same terms as the convertible note warrants into 2.43 million shares of our common stock.

In connection with the Convertible Note offering, the Company also entered into a registration rights agreement with the investors. Under the terms of the registration rights agreement, the Company committed to file a registration statement on Form S-1, or other applicable form, covering the resale of (i) the common stock underlying the warrants and (ii) the common stock underlying the Notes (collectively, the “Convertible Note Registrable Securities”) within 45 days from the final closing of the Convertible Notes Offering, and to use its commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed. As the Company delayed filing the registration statement due to the Institutional Financing, and such delay was communicated to the investors in the Convertible Notes Offering, the Company has not recorded any registration rights penalties. The Company anticipates filing the registration statement during the quarter ended December 31, 2013.

The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the registration statement for at least one year from the date the registration statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of the date (i) that Rule 144 of the Securities Act is available to investors with respect to all of their Convertible Note Registrable Securities and (ii) the date when all of the Convertible Note Registrable Securities registered thereunder shall have been sold. The Company is liable for monetary penalties equal to 0.5% of the purchase price per unit paid by such investor for the Convertible Note Registrable Securities then held by each investor for each full 30 day period that the Company fails to file the registration statement by the filing date or if the Company fails to use its reasonable efforts to have the registration statement declared effective by the effective date until such failure is cured. The payment amount shall be prorated for any partial 30-day period. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a filing deadline failure, effectiveness deadline failure or any combination thereof, shall be an amount equal to 6% of the purchase price per unit paid by such investor for the Convertible Note Registrable Securities held by such investor at the time of the first occurrence of such failure to file with, or to have the registration statement be declared effective by, the SEC.

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

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Institutional Financings

On June 20, 2013, we completed a private offering (the “Institutional Financing”) to a group of accredited investors of our securities for total gross proceeds of $1,500,000.  The securities were sold pursuant to a Securities Purchase Agreement entered into by and among the Company and the investors and consisted of (i) 8% original issue discount senior secured convertible promissory debentures in the issuance amount of $1,680,000 (the “Debentures”) and (ii) warrants to purchase approximately 24.7 million shares of our common stock, which are exercisable at $0.082 per share (the “Debenture Warrants”).  The Debenture Warrants are exercisable for a period of five years at an exercise price of $0.082 per share and are subject to “weighted average” and other customary anti-dilution protections.

The Institutional Financing was made on a “best efforts” basis.  The net proceeds of the Institutional Financing were used for working capital purposes.  The Securities Purchase Agreement contained customary representations, warranties and covenants.

The Debentures were issued in a principal amount equal to 112% of the gross proceeds of the Institutional Financing and are convertible into shares of our common stock at any time prior to maturity at $0.068 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debentures.  The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.  We are required to pay interest on the aggregate unconverted and then-outstanding principal amount of the Debenture at a rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2013.  Interest is payable in cash or at our option in shares of common stock, provided that certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  On each of June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, October 1, 2014 and November 1, 2014, we are obligated to redeem an amount equal to $140,000, and, on December 1, 2014, we are obligated to redeem an amount equal to $840,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debentures) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to us meeting certain equity conditions described in the Debentures, we may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date. Upon any Event of Default (as such term is defined in the Debenture), the outstanding principal amount of the Debentures, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the Investors’ election, immediately due and payable in cash.  Commencing 5 days after the occurrence of any Event of Default, the interest rate on the Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  At any time after the 6-month anniversary of the Closing Date, we may prepay any portion of the outstanding principal amount of any Debenture, plus liquidated damages, interest, a premium of 20% and other amounts owing in respect thereof through the applicable date of optional redemption, subject to notice to the Investors.  The Debentures contain customary affirmative and negative covenants of the Company. The Company has granted the investor the right to participate in future financings and the transaction documents contain other customary affirmative and negative covenants.  Under the transaction documents, the Company did not agree to register the securities sold in the offering, and therefore, is under no obligation to register the securities sold in the offering.  As of October 15, 2013, with the timely filing of our Form 10-K, the Company will remain in compliance with the covenants of the Debentures.

Gottbetter acted as placement agent for the Institutional Financing. We paid Gottbetter a cash commission of 7.2% of the first $1,400,000 raised in the Institutional Financing, for a total payment of $100,000.  In addition, Gottbetter received five-year broker warrants to purchase approximately 2.0 million shares of our common stock at an exercise price of $0.082 per share.  The broker warrants are identical to the investor warrants in all material respects.

We also paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the Debenture.

As collateral for all of our obligations under the Securities Purchase Agreement and the related documents executed in connection with the Institutional Financing, we and BLB granted the investors a first priority security interest (subordinated to our factor) in all of the Company’s and BLB’s assets pursuant to the terms of a Security Agreement, dated as of June 20, 2013.  To further secure our obligations, BLB executed a Guarantee, dated as of June 20, 2013, pursuant to which BLB agreed to guarantee our obligations owed to the investors.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Equity Transactions

On January 8, 2013, the Company issued 169,355 shares of common stock to a third party for consulting services provided, valued at $52,500. The securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 1, 2013, the Company issued 57,252 shares of common stock to a third party for consulting services provided, valued at $16,030. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 1, 2013, the Company issued 76,531 shares of common stock to a third party for consulting services provided, valued at $14,923. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On March 28, 2013, the Company issued 1,000,000 shares of common stock to a third party for a reduction in fees for services provided, valued at $170,000. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On April 15, 2013, the Company issued 90,361 shares of common stock to a third party for consulting services provided, valued at $15,000. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 28, 2013, the Company issued 200,000 shares of common stock to a third party for consulting services provided, valued at $10,000.  The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

 On June 28, 2013, the Company issued 100,000 shares of common stock to a third party for consulting services provided, valued at $5,000. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 28, 2013, the Company issued 125,000 shares of common stock to a board member per the compensation package of said board member, valued at $6,250.  The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Issuer Repurchases of Equity Securities

Repurchases for the fourth quarter ended June 30, 2013 are reflected below.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2012 – September 30, 2012	--		--	--	--
December 1, 2012 – December 31, 2012	--		--	--	--
March 1, 2013 – March 31, 2013	499,840	(1)	$0.25	--	--

(1) On March 28, 2013, the Company repurchased 499,840 shares of common stock and 499,840 warrants for an aggregate purchase price of $125,000.

On June 30, 2013, we agreed to repurchase an additional 499,840 shares of common stock for an aggregate purchase price of $125,000 by August 31, 2013. As we did not repurchase these shares by September 15, 2013 and before October 1, 2013, we agreed to pay an additional $10,000.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2013 and the accompanying notes to such financial statements included elsewhere in this Form 10-K.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “the Company,” “us,” “we,” “our” and similar terms refer to BOLDFACE Group, Inc., a Nevada corporation, and our wholly-owned subsidiary, BOLDFACE Licensing + Branding.  This discussion includes forward-looking statements, within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995

We caution you that these forward-looking statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other factors, which may influence the accuracy of such statements and the projections upon which such statements are based.  See “Note Regarding Forward-Looking Statements.”

Overview

We are a celebrity beauty licensing and branding company focused on acquiring top-tier entertainment, celebrity and designer brands for opportunities in the beauty, personal care, home and fragrance markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools and other beauty products in multiple channels of distribution.  We currently own the cosmetics/beauty brand Kardashian Beauty™, and have licensed the right to use the Mario Lopez brand to develop and distribute products in the male fragrance and men’s grooming categories and the UGLYDOLL® brand to develop and distribute product in the personal care category. Our vision for our Kardashian Beauty™ brand is to offer luxury products at affordable prices through mass retail channels. We have secured distribution of Kardashian Beauty™ products in over 5,300 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade, Fred Meyer, Meijer, and Ricky’s NYC, and are currently in active discussions with other retailers, including some of the largest pharmacy chains in the United States to distribute Kardashian Beauty™ products.

Recent Developments – Results of Operations

Kardashian Beauty™ License

During the year ended June 30, 2013, we were engaged in the continued expansion of our beauty products business.  In February 2013, we completed the core brand roll-out of Kardashian Beauty™, consisting of over 80 SKUs, with a full range of color cosmetics in the eyes, lips, face and nail categories using high quality formulations and signature items that are paraben-free, petrochemical free, and do not involve the use of animals for testing our products.  We will continue to expand our Kardashian Beauty™ brand with additional products that are both unique and high-quality, thereby building on our strategy of bringing luxury products at an affordable price for distribution to mass retailers.

During the year ended June 30, 2013, we achieved top-line gross and net revenue of $6.666 million and $5.331 million, respectively. We did not achieve any revenue or margin for the year ended June 30, 2012. We also secured two additional licenses (i) with Mario Lopez for the development and distribution of products in the male fragrance and men’s grooming categories and (ii) Pretty Ugly, LLC, the creator of the UGLYDOLL® brand, for the development and distribution of products in the personal care category.  We are currently in discussions with a number of additional potential licensors.

We had net revenues of $5.331 million and a gross margin, prior to reserves for inventory write-offs, of 45% from our Kardashian Beauty™ License for the year ended June 30, 2013. Our actual gross margin, net of reserves, was 38%. We did not have any revenue or gross margin for the year ended June 30, 2012.

We secured distribution for the Kardashian Beauty™ brand in over 5,300 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade, Fred Meyer, Meijer, and Ricky’s NYC. The brand currently consists of four categories of products: eyes (23 SKUs), lips (27 SKUs), face/body (19 SKUs), nail (35 SKUs). We have garnered over 139 million media impressions for the Kardashian Beauty™ brand in print and online media channels since inception.

Mario Lopez License

We are currently in the product development phase for the products that will be branded under our Mario Lopez license.  We expect to complete development and launch our product line by the end of 2014.  As such, no revenue was generated from our Mario Lopez license.

UGLYDOLL® License

We are currently in the product development phase for the products that will be branded under our UGLYDOLL® license.  We expect to complete development and launch our product line by the end of 2014.  As such, no revenue was generated from our UGLYDOLL® license.

Factoring and Supply Agreements

Effective as of November 21, 2012, the Company and BLB each entered into a (i) Factoring Agreement, dated as of October 17, 2012 (the “Factoring Agreements”), with Star Funding, Inc. (“Star Funding”) pursuant to which Star Funding will provide financing, on a discretionary basis, against our purchase orders, accounts, contract rights and other obligations for payment of money, and (ii) Supply Agreement, dated as of October 17, 2012 (the “Supply Agreement”), with Star Funding pursuant to which Star Funding will provide to us, on a discretionary basis, factoring and financial accommodations to enable the Company to purchase cosmetics and related products (collectively, the “Goods”).  Each of the Agreements is for an initial term of one year, subject to automatic one-year renewals or early termination as provided therein.

Under the Factoring Agreements, Star Funding has agreed to purchase certain of our accounts receivable. We agreed to pay Star Funding a factoring commission of between 1.0% and 1.5% of the gross amount of each account receivable subject to the Factoring Agreements, depending on the total gross amounts of account receivables purchased and the actual duration of the selling terms. As of June 30, 2013, $164,090 was due from factor.

The financing under the Supply Agreement may be made via direct payment to the Company’s suppliers, issuance of letters of credit and/or advances to the Company.  Under the Supply Agreement, the Company is required to pay Star Funding an amount equal to 5.0% per month of all Expenses (as such term is defined in the Supply Agreement) associated with the purchase of any Client-Assembled Goods (as such term is defined in the Supply Agreement), and (b) 2.0% of all Expenses associated with the purchase of any Pre-Assembled Goods (as such term is defined in the Supply Agreement) for the initial 30-day period, provided that such fee shall be reduced to 1.0% for each subsequent 15-day period until the date on which all of the Expenses have been paid in full in cash under the agreement. As of June 30, 2013, $0 was outstanding under the Supply Agreement.

As collateral for the Company’s obligations under the Factoring Agreements and the Supply Agreement, each of the Company and BLB granted Star Funding a security interest in all of their assets. To further secure the Company’s obligations under the Factoring Agreements and Supply Agreement, each of the Company and BLB executed a Guarantee, dated as of October 17, 2012 (the “Guarantees”), pursuant to which each of the Company and BLB agreed to guarantee the other’s obligations to Star Funding under the Factoring Agreements and the Supply Agreement.

Each of Nicole Ostoya, our Chief Executive Officer and President, Ashumi Kothary, our Chief Financial Officer, and Robin Coe-Hutshing, one of our majority shareholders, executed a Validity Guarantee, dated as of October 17, 2012 (the “Validity Guarantees”), pursuant to which each of these persons has agreed to guarantee the obligations of the Company solely in the event (i) any representations or warranties of the Company or BLB, as the case may be, regarding its accounts receivable or inventory, or any information provided by the Company or BLB, as the case may be, from time to time with respect to its inventory, Customers (as defined in the Factoring Agreements and Supply Agreements), purchase orders or accounts receivable, shall prove to be false, inaccurate or incomplete, (ii) of a breach of any covenant or obligation of the Company or BLB, as the case may be, under the Factoring Agreements or Supply Agreements with respect to the management or collection of any of their accounts receivable, (iii) of fraud or misrepresentation by the Company or BLB, as the case may be, with respect to the Transaction Documents (as defined in the Validity Guarantee) or the transactions contemplated thereby, (iv) the removal or disposal of any portion of the collateral other than in the ordinary course of business and in a manner consistent with the Transaction Documents, (v) any interference by the Company, BLB or the guarantors with Star Funding’s efforts to collect the accounts receivable, or (vi) any misappropriation of proceeds of collateral by the Company, BLB or such guarantors, or any other intentional misconduct by the Company, BLB or such guarantors that impairs the collateral or the ability of the Company or BLB, as the case may be, to perform its obligations to Star Funding.

Financial Condition – Recent Financings

August 29, 2013 Debentures

On August 29, 2013 (the “Closing Date”), we completed the sale to an accredited investor of (i) an 8% original issue discount senior secured convertible debenture in the principal amount of $616,000 (the “Debenture”) and (ii) a five-year warrant (the “Debenture Warrant”) to purchase 9,058,824 shares of the Company’s common stock at an exercise price of $0.082 per share, subject to adjustment, for gross proceeds of $550,000.  The Debenture is convertible into shares of our common stock at any time prior to maturity at $0.068 per share, subject to adjustment and certain conversion limitations set forth in the Debenture and “full-ratchet” and other customary anti-dilution protections.  The Company received net proceeds of $500,000, which were used for general working capital purposes. The sale of the Debenture and Debenture Warrant were on substantially the same terms as the financing transaction completed by the Company on June 20, 2013 described under the heading “Recent Sales of Unregistered Equity Securities – Institutional Financings”.

The Debenture bears interest at a rate of 8% per annum, payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2013.  Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  On each of September 1, 2014, October 1, 2014, November 1, 2014, December 1, 2014, January 1, 2015 and February 1, 2015, the Company is obligated to redeem an amount equal to $51,333 and on March 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date. Upon any Event of Default (as such term is defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the Investor’s election, immediately due and payable in cash.  Commencing 5 days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

At any time after the six-month anniversary of the Closing Date, the Company may prepay any portion of the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 20% and other amounts owing in respect thereof through the applicable date of optional redemption, subject to notice to the Investor.

The Company’s obligations under the Debenture are secured by a lien on the assets of the Company and BLB (subordinated to our Factor), pursuant to the terms of a Security Agreement, dated as of August 29, 2013 and are subject to a Guaranty, dated August 29, 2013, pursuant to which BLB has guaranteed the obligations of the Company.

The Company has granted the investor the right to participate in future financings and the transaction documents contain other customary affirmative and negative covenants. Under the transaction documents, the Company did not agree to register the securities sold in the offering, and therefore, is under no obligation to register the securities sold in the offering.  As of October 15, 2013, with the timely filing of our Form 10-K, the Company will remain in compliance with the covenants of the Debentures.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Merger with BOLDFACE Licensing + Branding

On July 12, 2012, our wholly-owned subsidiary, BOLDFACE Acquisition Corp. (“Acquisition Corp.”), merged with and into BLB, with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, each share of BLB common stock outstanding was cancelled and converted into 200 shares of our common stock resulting in the issuance of an aggregate of 20,000,000 shares to former BLB stockholders. As part of the Merger, we also issued 5,000,000 shares of our common stock to stockholders of BLB in proportion to their ownership of BLB shares, in connection with the execution of the License Agreement with Pez-Mar, Via Mar Productions Inc., a corporation wholly owned by Mario Lopez, dated as of July 11, 2012.

The Merger Agreement, dated as of July 12, 2012 (the “Merger Agreement”), executed in connection with the Merger contained customary representations, warranties and covenants of the Company, BLB, and, as applicable, Acquisition Corp. The Merger Agreement provides for a post-closing adjustment in an aggregate amount of up to 1,000,000 additional shares of our common stock issuable pro rata to BLB’s pre-Merger stockholders for any breach of the Merger Agreement by us that is discovered during the two-year period following July 12, 2012. The Merger Agreement also provided that 5% of the 20,000,000 shares of our common stock (1,000,000 shares) (the “BLB Escrowed Shares”) that BLB’s pre-Merger stockholders received in the Merger in exchange for shares of BLB common stock be held in escrow for any breach of the Merger Agreement by BLB that is discovered during the two-year period following July 12, 2012 pursuant to the terms of an Escrow Agreement, dated as of July 12, 2012, among us, the pre-Merger stockholders of BLB, and Gottbetter & Partners, LLP, as Escrow Agent. As of the date of this report, no such breaches of the Merger Agreement are present.

In connection with the Merger, for a period of 24 months from the closing date except in certain limited circumstances, our officers, directors, key employees and holders of 10% or more of our common stock, calculated after giving effect to the Merger, who received shares of our common stock in connection with the Merger, agreed to “lock-up”, not sell or otherwise transfer or hypothecate directly or indirectly, or effect or agree to effect any short sale of, any of their shares of our common stock received in connection with the Merger.

In connection with the closing of the Merger, we issued warrants for 10,000,000 shares of our common stock (the “Licensor Warrants”) to the licensors under the Kardashian Beauty™ License Agreement.  The warrants are exercisable for a term of ten years.  The warrants were originally exercisable at $0.24 per share. Subsequently, we agreed with the warrant holders to lower the exercise price of the warrants to $0.12 per share.

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

Capital Expenditures

        As of June 30, 2013, we incurred capital expenditures of $866,968, which consisted of fixtures at certain key customer retail stores and display rooms.

Results of Operations

Revenues

We generated net revenues from operations for the period ended June 30, 2012 and the year ended June 30, 2013 of $0 million and $5.331 million, respectively. Net sales were generated from the successful launch of our Kardashian Beauty™ brand and securing retail points of distribution domestically and international distribution relationships.

Cost of Goods Sold

Cost of goods sold for the period ended June 30, 2012 and the year ended June 30, 2013, was $0 million and $3.307 million, respectively, 0% and 62%, respectively, of revenue for the same period. The cost of goods sold includes direct materials, labor, overhead, and freight costs. As of the year ended June 30, 2013, we incurred $365,772 in cost of goods expenses for a reserve for inventory write-off, primarily due to our name change.

Operating Expenses

We incurred operating expenses from operations for the period from inception (April 26, 2012) to June 30, 2012 and the year ended June 30, 2013 of $0.730 million and $8.935 million, respectively. Our operating expenses primarily consisted of general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party. The increase in our operating expenses is due to the increase in professional fees, depreciation and amortization expense and the build-out of our Company staff and infrastructure.

Losses from Operations

We incurred operating losses of $0.730 million and $6.912 million, respectively, for the period from inception (April 26, 2012) to June 30, 2012 and the year ended June 30, 2013. The main components of the recorded operating loss during both periods were general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Other (Income) / Expense

We incurred other expenses / (income) for the period from inception (April 26, 2012) to June 30, 2012 and the year ended June 30, 2013 of $(0.064) million and $1.602 million, respectively. Our other (income) / expense primarily consisted of non-cash interest expense, loss from debt extinguishment and derivative liability gains.

Net Losses

We incurred net losses in the amounts of $(0.794) million and $(5.310) million, or $(0.01) and $(0.06) per share for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, primarily due to our losses from operations, net interest expense and loss from debt extinguishment, offset by a non-cash derivative liability gain.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $0.389 million compared to $0.072 million as of June 30, 2012.  We had $0.047 million of working capital at June 30, 2013, (including approximately $117,000 of the current portion of debt discounts), as compared to $(1.074) million at June 30, 2012.  The change is attributable to the recognition of revenue, the launch of operations, the conversion of the Bridge Note from May 2012 into equity and the value of our amortized debt discounts as related to our Debentures.

As of June 30, 2013, our total assets were $4.382 million, our total shareholders’ deficit was $(0.849) million and our total liabilities were $5.231 million compared to $1.494 million in total assets, $(0.794) million in shareholders’ deficit and $2.288 in total liabilities as of June 30, 2012.

As of June 30, 2013, our assets were comprised of $0.264 million in accounts receivable and due from factor, $2.207 million in inventory and prepaid inventory, $0.379 million in current portion of prepaid royalty, and $0.359 million in deferred financing costs. Our total liabilities were comprised primarily of $2.482 million in accounts payable and $1.660 million in long-term liabilities related to the value of our derivative instruments, Debentures in the net amount of $0.282 million and accrued expenses of $0.807 million.

As of June 30, 2012, our assets were comprised of $0.350 million in inventory and prepaid inventory, $0.640 million in current portion of prepaid royalty, and $0.150 million in deferred financing costs. Our total liabilities were comprised primarily of $1.925 million in short-term loans, $0.146 million in accounts payable and $0.108 million in due to Gold Grenade and accrued expenses of $0.109 million.

We have limited cash reserves and need substantial amounts of capital to implement our business plan. Given the current state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we need to support our working capital requirements or for further investment in current and future operations. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delay implementation of aspects of our business plan or curtail or abandon our business plan.

To date, we have financed operations to date through the proceeds of the private placement of equity, convertible debt instruments and factoring agreements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term and long-term operating requirements. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing.

As discussed above, we have been financed primarily by private placements (see “Recent Sales of Unregistered Equity Securities” of Item 5 of this Form 10-K, the PO Agreement with Solops LLC (see Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K) and the sale of short-term shareholder notes as discussed below. In addition, pursuant to the Supply Agreement and Factoring Agreements with Star Funding (see Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K), Star Funding factored certain of our purchase orders and we used substantially all of the proceeds to repay Solops LLC the full amount of $1,065,000 required under the PO Agreement. The Supply Agreements enhance our ability to manufacture and sell our products.  The Factoring Agreements enhance our working capital by supplying liquidity against our accounts receivable so that we can repay our obligations in a timely fashion.

To obtain additional capital to be used for working capital purposes, we issued short-term shareholder notes in an aggregate principal amount of $460,000 in September and November 2012 (see Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K). In conjunction with the issuance of the notes, we issued 1,350,000 warrants to the holders of the notes. These warrants are exercisable for a period of five years at a purchase price of $0.25 per share. The warrants contain certain anti-dilution and other customary terms. These notes were fully re-paid as of March 28, 2013.

Net Cash Used in Investing Activities

During the year ended June 30, 2013, we used net cash in investing activities of $0.867 million for the purchase of display fixtures. We spent $0 during the period ended June 30, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended June 30, 2013 was $4.696 million.  Net cash provided by financing activities for the year ended June 30, 2013 was primarily attributable to the issuance of the units of our securities and proceeds from the Convertible Notes Offering, the Private Placement Offering and proceeds from short-term loans.

Going Concern

The accompanying audited consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our operations to satisfy our liabilities on a timely basis and to obtain additional funding or generate sufficient revenue to cover our operating expenses. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, we have financed operations to date through the proceeds of the private placement of equity, convertible debt instruments and factoring agreements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term and long-term operating requirements. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

The presentation of our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our audited consolidated financial statements for the year ended June 30, 2013 included elsewhere in this Form 10-K. Below, we have identified the accounting policies that are of particular importance in the presentation of our financial statements, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of warrant liabilities, debt discount and the ability to realize deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 605, Revenue Recognition, we expect to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. We expensed $0 and $1.335 million for the period ended June 30, 2012 and year ended June 30, 2013, respectively, and such amounts are included in discounts in the accompanying statement of operations.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), and in-bound freight costs. We periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. In the period ended June 30, 2012 and the year ended June 30, 2013, we experienced $0 and $0.366 million, respectively, in write-offs.

Property and Equipment

Fixed assets as of June 30, 2013 consist of costs incurred by us in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $669,033, net of accumulated depreciation, at June 30, 2013. Depreciation expense amounted to $0 and $197,935 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and is included in depreciation & amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0 and $561,765 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $0 and $84,338 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

Selling commissions are expensed as incurred. Total selling commissions amounted to $0 and $236,600 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and are included in professional fees in the accompanying statement of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term and long-term loans (see Notes 4, 5 and 6 to our audited consolidated financial statements included elsewhere in this Form 10-K). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

In connection with the first and second closings of the Convertible Notes Offering, we paid Aegis Capital Corp. (“Aegis”) who acted as the sole placement agent for the closings of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $406,900, which is recorded as a deferred financing cost in the accompanying balance sheet. We incurred additional fees of $96,556 for legal and escrow agent fees in connection with the Convertible Notes Offering, which were recorded as a deferred financing cost in the accompanying balance sheet. The unamortized portion of these fees were expensed in full to loss from extinguishment of debt in connection with the June Convertible Note.

In connection with the third closing of the Convertible Notes Offering, we paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the third closing of the Convertible Notes a commission of 10% of the funds raised in the offering and a 1.5% non-accountable reimbursement of expenses, for a total payment of $28,750. The unamortized portion of these fees were expensed in full to loss from extinguishment of debt in connection with the June Convertible Note.

In connection with the first and second closings of the Convertible Notes Offering, the holders of the 12% Notes purchased 6,260,000 free trading shares of our common stock from certain non-affiliated, third-party shareholders of our Company at par value. Although we were not a party to the sale of these shares by the third-party shareholders, under FASB ASC Topic 718, Accounting for Stock Compensation, the fair value of this non-affiliated third-party transaction, of $1.54 million, is recognized by us as a deferred financing cost of the Convertible Notes Offering. We will provide no reimbursement or compensation to the selling shareholders of the 6,260,000 free trading shares of our common stock. As such, we do not anticipate recognizing any further expenses in relation to this third-party transaction. The unamortized portion of this expense was expensed in full to loss from extinguishment of debt in connection with the June Convertible Note.

In connection with the Debenture, we paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the Debenture a commission of 7.2% of the first $1,400,000 funds raised in the offering for a total payment of $100,000. We also issued 2.0 million five-year warrants to GCM at the same terms as the Debenture Warrants, with an exercise price $0.082. In addition, we paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the Debenture.

In connection with the Bridge Notes in May 2012, we recognized deferred financing costs of $150,150, net of accumulated amortization of $41,463, as of June 30, 2012. The amortization of deferred financing costs of $41,463 is included in interest expense in the accompanying statement of operations for the period ended June 30, 2012.

As of June 30, 2013 and June 30, 2012, deferred financing costs of $150,150 and $358,792 million, respectively, net of accumulated amortization, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $41,463 and $1.513 million, as of June 30, 2012 and June 30, 2013, respectively, are included in depreciation and amortization expenses in the accompanying statement of operations. The remaining deferred financing costs will be fully amortized by December 20, 2014.

Debt Discount

We may record debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5 and 6 to our audited consolidated financial statements included elsewhere in this Form 10-K). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of June 30, 2012 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $0 and $0.282 million, respectively. Amortization of debt discounts of $0 and $1.202 million is included in interest expense in the accompanying statement of operations for the periods ended June 30, 2012 and June 30, 2013, respectively. The remaining debt discounts will be fully amortized by December 20, 2014. See Note 5 and 6 to our audited consolidated financial statements included elsewhere in this Form 10-K.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, we will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5, 6 and 7 to our audited consolidated financial statements included elsewhere in this Form 10-K).

As of June 30, 2013, we had reserved 60,751,751 shares of common stock for issuance of common stock upon exercise of our outstanding warrants.

The relative fair value at issuance of the warrants granted during the year ended June 30, 2013 was estimated at $7.252 million using the Black-Scholes model. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

As of June 30, 2013, the relative fair value of all warrants issued was estimated at $1.660 million. The gain in the fair value of the warrants of $0 and $5.412 million for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, was recorded in the long-term liability section of the balance sheet and recorded as a gain in the derivative liability section on the statement of operations.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. Two customers accounted for approximately 44% and 24% of our net revenues for the year ended June 30, 2013.  Accounts receivable for one customer represented 94% of our accounts receivable as of June 30, 2013. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

Impairment of Long-Lived Assets

The provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the year ended June 30, 2013.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized. As we provided a full valuation allowance against our deferred tax assets, there was no net impact on net loss or net loss per share as of June 30, 2013.

Recently Issued Accounting Pronouncements

There have been no recently issued Accounting Pronouncements that impact us.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BOLDFACE Group, Inc.

We have audited the accompanying consolidated balance sheets of BOLDFACE Group Inc. as of June 30, 2013 and 2012, and the related statements of operations, shareholders’ deficiency, and cash flows for the year ended June 30, 2013 and the period from April 26, 2012 (inception) through June 30, 2012. BOLDFACE Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOLDFACE Group, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the year ended June 30, 2013 and the period from April 26, 2012 (inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BOLDFACE, Group Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Friedman LLP

East Hanover, NJ
October 15, 2013

BOLDFACE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS

Current assets:
Cash	$388,892	$71,532
Accounts receivable	100,087	-
Due from factor, net	164,090	-
Inventory (net of reserve of $365,772 and $0, as of June 30, 2013 and June 30, 2012, respectively)	1,948,908	-
Prepaid inventory	258,531	349,679
Prepaid expenses and other current assets	89,786	2,220
Current portion of prepaid royalty	378,960	640,351
Current portion of deferred financing costs, net	29,899	150,150
Total current assets	3,359,153	1,213,932

Prepaid royalty	-	268,421
Property and equipment, net	669,033	-
Deferred financing costs, net	328,893	-
License acquisition costs	24,504	11,782

Total assets	$4,381,583	$1,494,135

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Short-term loans	$-	$1,925,030
Accounts payable	2,481,852	145,839
Accrued expenses and other current liabilities	806,553	108,863
Current portion of convertible debt, net of debt discount	23,476	-
Due to Gold Grenade, LLC	-	108,475
Total current liabilities	3,311,881	2,288,207

Long-Term Liabilities
Convertible debt, net of debt discount	258,240	-
Derivative liability	1,660,440	-
Total Long-Term Liabilities	1,918,680	-

Total Liabilities	5,230,561	2,288,207

Commitments and Contingencies

Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 155,301,468 and 85,200,116 shares issued as of June 30, 2013 and June 30, 2012 respectively	155,301	85,200
Treasury stock, at cost - 999,680 and 0 shares as of June 30, 2013 and June 30, 2012 respectively	(228,284)	-
Additional paid in capital	6,841,822	-
Accumulated deficit	(7,617,817)	(879,272)
Total shareholders' deficit	(848,978)	(794,072)

Total liabilities and shareholders' deficit	$4,381,583	$1,494,135

The accompanying notes are an integral part of these consolidated financial statements.

BOLDFACE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended June 30, 2013	Date of Inception (April 26, 2012) to June 30, 2012
Revenues
Gross revenues	$6,666,201	$-
Discounts	1,335,136	-
Revenues, net of discounts	5,331,065	-

Cost of Goods Sold, Net	3,307,304	-

Gross Profit	2,023,761	-

Operating expenses:
Research and development	61,440	65,190
Royalty expense	639,813	91,228
Professional fees	2,114,818	165,916
General and administrative expenses	3,535,367	195,579
Depreciation and amortization expense	1,711,135	-
Product development fee - related party	872,700	212,104
Total operating expense	8,935,273	730,017

Loss from operations	(6,911,512)	(730,017)

Other (income) / expenses:
Interest expense, net	1,711,193	64,155
Loss from debt extinguishment	2,098,819	-
Derivative liability gain	(5,411,959)	-

Net loss	$(5,309,565)	$(794,172)

Net loss per share attributable to common shareholders—basic and diluted	$(0.06)	$(0.01)

Weighted average number of common shares used in computation—basic and diluted	89,073,174	85,200,116

The accompanying notes are an integral part of these consolidated financial statements.

BOLDFACE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve Months Ended June 30, 2013	Date of Inception (April 26, 2012) to June 30, 2012

Cash flows from operating activities:
Net loss	$(5,309,565)	$(794,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	407,491	-
Stock issued for services	506,302	-
Inventory write-offs	365,772	-
Amortization of license acquisition costs	2,662	380
Amortization of deferred financing costs	1,513,200	41,463
Amortization of debt discount	1,201,959	-
Depreciation	197,935	-
Loss from conversion of debt	2,098,819	-
Derivative liability gain	(5,411,959)	-
Change in operating assets and liabilities:
Accounts receivable	(100,087)	-
Due from factor, net	(164,090)	-
Prepaid royalty	529,812	(908,772)
License acquisition costs	(15,384)	(12,162)
Inventory	(2,314,680)	-
Deposit	(3,900)	(2,220)
Prepaid expenses and other current assets	16,332	-
Prepaid inventory	91,149	(349,679)
Accounts payable	2,336,013	145,839
Accrued expenses and other current liabilities	774,406	108,863
Due to Gold Grenade, LLC	(108,475)	108,475
Net cash used in operating activities	(3,386,288)	(1,661,985)

Cash flows from investing activities:
Acquisition of property and equipment	(866,968)	-
Net cash used in investing activities	(866,968)	-

Cash flows from financing activities:
Issuance of common stock, net of financing fees	783,480	100
Purchase of treasury stock and warrants	(250,000)	-
Proceeds from short term loans	1,335,000	1,733,417
Paydown of short term loans	(1,335,000)	-
Proceeds from convertible debt, net of deferred financing fees	4,037,136	-
Net cash provided by financing activities	4,570,616	1,733,517

Net change in cash	317,360	71,532

Cash at beginning of period	71,532	-

Cash at end of period	388,892	71,532

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	225,078	-
Income Taxes	-	-

Non-cash financing activities:
Conversion of bridge notes	5,305,030	-
Contribution from shareholders for deferred financing cost	1,537,940	-
Other non-cash deferred financing fees from issuance of convertible debt	264,520	-
Fair value of warrants issued in connection with equity and debt financing	7,252,282	-

The accompanying notes are an integral part of these consolidated financial statements.

Boldface Group, Inc.
Statement of Shareholders’ Deficit

	Common Stock
	Shares	Amount (Par value)	Treasury Stock	Additional paid in capital	Accumulated Deficit	Total Equity

Balance, April 26, 2012	85,200,116	$85,200	$-	$-	$(85,200)	$-

Net loss				-	(794,172)	(794,172)
Balance, June 30, 2012	85,200,116	85,200	-	-	(879,372)	(794,172)

Conversion of bridge note at reverse, net	-	-	-	1,847,432	-	1,847,432
Net loss	-	-	-	-	(5,309,565)	(5,309,565)
Stock based compensation	-	-	-	407,491	-	407,491
Issuance of warrants / derivative liability	-	-	-	(2,442,990)	(1,428,880)	(3,871,870)
Issuance of stock	3,443,920	3,444	-	730,177	-	733,621
Issuance of stock for services	1,818,499	1,818	-	287,886	-	289,704
Issuance of stock from conversion of debt and exercise of warrants	64,838,933	64,839	-	4,473,886	-	4,538,725
Capital contribution by shareholders	-	-	-	1,537,940	-	1,537,940
Repurchase of stock	-	-	(228,284)	-	-	(228,284)
Balance, June 30, 2013	155,301,468	$155,301	$(228,284)	$6,841,822	$(7,617,817)	$(848,978)

*REVERSE WAS BOOKED RETROACTIVELY AT THE START OF THE FIRST FISCAL YEAR PRESENTED.

The accompanying notes are an integral part of these consolidated financial statements.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

BLB was incorporated under the laws of the State of Nevada on April 26, 2012. BLB was founded by Ms. Nicole Ostoya, the Company’s Chief Executive Officer, President and a director, and Ms. Robin Coe-Hutshing, a principal shareholder of the Company. Ms. Ostoya and Ms. Coe-Hutshing are beauty industry veterans with over 40 years combined experience in the industry. BLB’s focus is on licensing top tier entertainment and designer brands for opportunities in the beauty, fragrance and personal care market. BLB contracts to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty and personal care products in multiple channels of distribution.

To date, the Company has devoted its efforts to developing, marketing and selling its cosmetics/beauty brand by Kourtney, Kim and Khloe Kardashian into retail channels, developing its Mario Lopez fragrance and UGLYDOLL® personal care brands, evaluating additional license agreements with additional celebrities and brands, and the raising of capital.

Going Concern Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company’s ability to continue as a going concern will be dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The Company’s ability to continue as a going concern will also be determined by its ability to obtain additional equity and/or debt financing or ability to generate sufficient revenue to cover its operating expenses. Additional financing may not be available upon acceptable terms, or at all.

To date, we have financed operations to date through the proceeds of the private placement of equity, convertible debt instruments and factoring agreements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional celebrity licenses; (ii) payments under existing celebrity licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses with further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term and long-term operating requirements. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

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

The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. The Company reduced revenue in the amount of $0 and $1,335,136 for the period ended June 30, 2012 and year ended June 30, 2013, respectively, and such amounts are included in discounts in the accompanying statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at June 30, 2012 and June 30, 2013, respectively. The Company grants credit terms in the normal course of business to its customers. The Company does not require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operation when received. At June 30, 2013, the Company’s one customer accounted for approximately 94% of outstanding accounts receivable. The Company did not have any accounts receivable for the period ended June 30, 2012.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Inventories

Inventories, which consist primarily of finished goods, include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), in-bound freight costs. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. In the period ended June 30, 2012 and the year ended June 30, 2013, the Company recorded $0 and $0.366 million, respectively, in write-offs.

Property and Equipment

Property and equipment as of June 30, 2013 consist of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $866,968 at June 30, 2013. Depreciation expense amounted to $0 and $197,935 for the period ended June 30, 2012 and year ended June 30, 2013, respectively, and is included in depreciation & amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0 and $561,765 for the period ended June 30, 2012 and year ended June 30, 2013, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $0 and $84,338 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

Selling commissions are expensed as incurred. Total selling commissions amounted to $0 and $236,600 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and are included in professional fees in the accompanying statement of operations.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4, 5 and 6). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

As of June 30, 2012 and June 30, 2013, deferred financing costs of $191,613 and $365,179, respectively, prior to accumulated amortization of $41,463 and $6,387, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $41,463 and $6,387, as of June 30, 2012 and June 30, 2013, respectively, are included in depreciation and amortization expenses in the accompanying statement of operations. The remaining deferred financing costs will be fully amortized by December 20, 2014.

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5 and 6). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of June 30, 2012 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $0 and $281,716, respectively. Amortization of debt discounts of $0 and $1,201,959 is included in interest expense in the accompanying statement of operations for the period ended June 30, 2012 and the year ended June 30, 2013, respectively. The remaining debt discounts will be fully amortized by December 20, 2014.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, the Company will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5, 6 and 7).

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. The Company’s financial instruments include cash and cash equivalents, convertible debt, a factoring line of credit, short-term loans, accounts payable and other current assets and liabilities.  The fair value of these instruments approximates their carrying value due to their relatively short maturities.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Customer concentration also subjects the Company to concentrations of credit risk.  The Company maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation. Two customers accounted for approximately 44% and 24% of the Company’s net revenues for the twelve months ended June 30, 2013.   Accounts receivable for one customer represented 94% of the Company’s accounts receivable as of June 30, 2013. The Company did not have any revenue during the period ended June 30, 2012. Three suppliers represented 23%, 21% and 12% of the Company’s inventory purchases as of June 30, 2013. The Company did not have any inventory as of June 30, 2012. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s licensing agreements (see Note 3). These fees are amortized using straight-line method over the term of each licensing agreement.

As of June 30, 2012 and June 30, 2013, license acquisition costs, net of amortization, were $11,782 and $24,504, respectively on the accompanying balance sheet. Amortization of license acquisition costs of $380 and $2,662 are included in depreciation and amortization expense in the accompanying statement of operations for the period ended June 30, 2012 and the year ended June 30, 2013, respectively. Estimated future license acquisition cost amortization expense is as follows:

Twelve months periods ending June 30,
2014	$6,381
2015	7,793
2016	7,793
2017	2,537
$24,504

Impairment of Long-Lived Assets

The Company is subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset.  In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses.  No impairment losses of long-lived assets or intangible assets were recognized for the period ended June 30, 2012 and the year ended June 30, 2013.

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

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Net Loss per Share

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

As of June 30, 2013
Warrants	60,751,751
Stock options	6,550,000
Convertible Debt	24,705,882
Total Shares	92,007,633

NOTE 3.                 PREPAID ROYALTY

During the year ended June 30, 2013, the Company entered into a licensing agreement with an individual acquiring the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the licensor. The licensing agreement remains in effect through February 29, 2016.

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

As part of the licensing agreement, $100,000 was prepaid and is recorded under Prepaid Royalty as of June 30, 2013.

During the year ended June 30, 2013, the Company entered into a licensing agreement with an entity acquiring the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the licensor (the “Third License”). The licensing agreement remains in effect through April 16, 2016.

During the term of the licensing agreement and as consideration for the grant of rights and license the licensor’s image, the Company has agreed to pay the licensor depending on the product sold, a royalty rate on all net sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $100,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●	Contract period one: $33,333
●	Contract period two: $33,333
●	Contract period three: $33,334

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

As part of the licensing agreement, $10,000 was prepaid and is recorded under Prepaid Royalty as of June 30, 2013.

During the period ended June 30, 2012, the Company entered into a licensing agreement with three individuals (collectively the “Licensors”) acquiring the exclusive right to use the Licensors’ image in connection with the development, production, distribution, advertisement, promotion and sale of products and obtain certain ancillary services of the Licensors. The licensing agreement remains in effect through November 30, 2016. The Company has the option to extend the term of this agreement for an additional period of eighteen months.

During the term of the licensing agreement and as consideration for the grant of rights and license the Licensors’ image, the Company has agreed to pay the Licensors depending on the product sold, a single digit royalty on all wholesale sales of all products within the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●	Contract period one: $1,000,000
●	Contract period two: $925,000 or $962,000
●	Contract period three: $1,188,625 or $1,394,900
●	Contract period four: $1,572,500 or $1,850,000

In addition to the royalty payment and guaranteed minimum royalty payment, the Company granted the Licensors warrants, on a cashless exercise basis, to purchase 10,000,000 common shares of the Company.

As of June 30, 2012, the Company has paid the Licensors $1,000,000 as a non-refundable advance payment for contract period one through November 30, 2013.

NOTE 4.                 SHORT TERM LOANS AND FACTORING AGREEMENT

On September 7, 2012 and September 25, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum.

The promissory notes were issued in two installments:

●	September 7, 2012 - $150,000, due by December 7, 2012
●	September 25, 2012 - $150,000, due by December 25, 2012

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

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

On December 7, 2012, the Company issued a short-term promissory note totaling $100,000 bearing interest at a rate of 10% per annum. On December 21, 2012, the Company re-paid the principal plus interest on this promissory note.

Effective as of November 21, 2012, the Company entered into a one-year Factoring Agreement and Supply Agreement with Star Funding, Inc. Under the terms of the Factoring Agreement, the Company sells most of its trade receivables to the factor without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. The Company is able to borrow up to 80% of its factored receivables. Under the terms of the Supply Agreement, the Company is able to finance the purchases of its inventory. For the period ended June 30, 2012 and the year ended June 30, 2013, interest and commissions totaled approximately $0 and $154,887, respectively, under these agreements. Balances due from factor include outstanding accounts receivables from customers net of allowances for discounts and chargebacks, advances and interest due to factor. The Factoring Agreement and Supply Agreement limit the Company’s ability to: incur additional debt, pay dividends or make distributions to our stockholders, incur liens that would rank senior in priority to, or pari passu with, the obligations under the Notes, sell certain assets, and sell or otherwise dispose of any assets or rights of our Company or any subsidiary, subject to certain exceptions. Substantially all of the Company’s assets are collateralized against the Factoring Agreement and Supply Agreement.

On May 16, 2012 and May 17, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $1,500,025 bearing interest at a rate of 10% per annum (the “Bridge Notes”). On June 1, 2012, the Company issued additional Bridge Notes totaling $425,005. As of June 30, 2012, $1,925,030 of Bridge Notes were outstanding and are presented under short-term loans in the accompanying balance sheet.

The promissory notes were issued in three installments:

●	May 16, 2012 - $1,440,000, due by November 15, 2012
●	May 17, 2012 - $60,025, due by November 16, 2012
●	June 1, 2012 - $425,005 due by November 30, 2012

The loan is due and payable on the earliest of:

●	On the dates mentioned above, or
●	Closing of additional financing by the Company of an amount equal to or greater than the amount borrowed, or
●	The date of closing of the merger between BLB and the Company

As of July 12, 2012, the Bridge Notes were converted into equity as the Company and BLB completed the merger.

In connection with the Bridge Notes, the Company recognized deferred financing costs of $191,613, prior to accumulated amortization of $41,463, as of June 30, 2012. The amortization of deferred financing costs of $41,463 is included in interest expense in the accompanying statement of operations for the year ended June 30, 2012. Upon the reverse merger in July of 2012 the deferred financing costs were fully amortized.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 5.                 DECEMBER, MARCH AND APRIL CONVERTIBLE DEBT OFFERING

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

On April 8, 2013, the Company issued senior secured convertible notes (the “April Convertible Notes”). The term of the April Convertible Notes include an eight month maturity period and an annual interest rate of 12% which is accrued until payment or until the Convertible Notes are converted into equity. The Convertible Notes were issued at a price of $200,000 per unit, for total gross proceeds of $250,000. The investor is an affiliate of Mr. Victor Azrak, who was appointed as the Company’s director effective as of April 8, 2013.

The Convertible Notes and April Convertible Notes are convertible at a per share conversion price of $0.25, which is subject to a one-time reset right (the “Conversion Price Reset”) as well as “weighted average” and other customary anti-dilution protections (the “Debt Conversion Feature”). The Conversion Price Reset will be available on the earlier of: (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by the Company of at least $5,000,000, (the “Reset Date”), if the closing price of the Company’s stock is less than $0.30 on the Reset Date. The conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date.

In connection with the issuance of Convertible Notes, 12,520,000 five-year cashless exercise warrants (“Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. 6,260,000 Convertible Note Warrants are exercisable at $0.50 and 6,260,000 Convertible Note Warrants are exercisable at $0.25 (see Note 7 for further detail).

In connection with the issuance of April Convertible Notes, 1,000,000 five-year cashless exercise warrants (“April Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. 500,000 Convertible Note Warrants are exercisable at $0.50 and 500,000 Convertible Note Warrants are exercisable at $0.25 (see Note 7 for further detail).

As of June 20, 2013, the Convertible Notes, the April Convertible Notes, the Convertible Note Warrants and the April Convertible Note Warrants were converted into equity. The Convertible Notes and April Convertible Notes were converted at a per share price of $0.07, as the Company’s stock price was less than $0.30 on the Reset Date, for 50,575,333 shares. The Convertible Note Warrants and April Convertible Note Warrants were converted into 11,830,000 shares of the Company’s common stock.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Debt Discounts

Convertible Note Warrants and Debt Conversion Feature

The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued as of December 21, 2012, totaling $1,353,720 was recorded as a debt discount in the accompanying balance sheet and was amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 7 for further detail). As of June 30, 2013, the full value of this debt discount had been amortized as a result of the conversion of the Convertible Notes and Convertible Note Warrants into equity.

The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued on March 28, 2013, totaling $274,957 was recorded as a debt discounts in the accompanying balance sheet and was amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 7 for further detail). As of June 30, 2013, the full value of this debt discount had been amortized as a result of the conversion of the Convertible Notes and Convertible Note Warrants into equity.

The fair value of the April Convertible Note Warrants and the Debt Conversion Feature, issued on April 8, 2013, totaling $39,851 was recorded as a debt discounts in the accompanying balance sheet and was amortized as interest expense in the accompanying statement of operations over the term of the April Convertible Note using the effective interest method (see Note 7 for further detail). As of June 30, 2013, the full value of this debt discount had been amortized as a result of the conversion of the April Convertible Notes and April Convertible Note Warrants into equity.

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

Convertible Note Face Value	$3,380,000
Debt Discount
Convertible Note Warrant Derivative	908,649
Conversion Feature Derivative	713,768
Original Issue Discount	6,260
Total Debt Discount	$1,628,677
Amortization of Debt Discount, as of June 30, 2013	(1,628,677)
Debt Discount, Net	$0

Convertible Note Carrying Value at June 30, 2013, gross	$3,380,000
Conversion of Convertible Note into Equity	$3,380,000
Convertible Note Carrying Value at June 30, 2013	$0

April Convertible Note Face Value	$250,000
Debt Discount
Convertible Note Warrant Derivative	35,434
Conversion Feature Derivative	4,417
Total Debt Discount	$39,851
Amortization of Debt Discount, as of June 30, 2013	(39,851)
Debt Discount, Net	$0

Convertible Note Carrying Value at June 30, 2013, gross	$250,000
Conversion of Convertible Note into Equity	$250,000
Convertible Note Carrying Value at June 30, 2013	$0

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Deferred Financing Costs

Transaction Fees
The Company paid Aegis Capital Corp. (“Aegis”) who acted as the sole placement agent for the closings of the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $406,900, which is recorded as a deferred financing cost in the accompanying balance sheet.

The Company incurred additional fees of $96,556 for legal and escrow agent fees in connection with the Convertible Notes Offering, which are recorded as a deferred financing cost in the accompanying balance sheet.

The Company paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the April Convertible Notes a commission of 10% of the funds raised in the April Convertible Notes offering and a 1.5% non-accountable reimbursement of expenses, for a total payment of $28,750.

Convertible Note Broker Warrants
In addition, Aegis received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 2,504,000 shares of the Company’s common stock. The Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects, except that they are exercisable at $0.25. As of June 20, 2013, the Convertible Note Broker Warrants were considered converted into 2,253,600 shares of common stock based on the same conversion terms as the Convertible Note Warrants. The Convertible Note Broker Warrants were valued at approximately $194,000 based on a Black-Scholes model (see Note 7 for further detail).

April Convertible Note Broker Warrants
In addition, GCM received five-year warrants (the “April Convertible Note Broker Warrants”) to purchase 200,000 shares of the Company’s common stock. The April Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The April Convertible Note Broker Warrants are identical to the April Convertible Note Warrants in all material respects, except that they are exercisable at $0.25. As of June 20, 2013, the Convertible Note Broker Warrants were converted into 180,000 shares of common stock based on the same conversion terms as the Convertible Note Warrants. The April Convertible Note Broker Warrants were valued at approximately $57,000 based on a Black-Scholes model (see Note 7 for further detail).

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

The unamortized deferred financing costs were expensed under Loss from Debt Extinguishment in the accompany statement of operations due to the June 20, 2013 conversion (see Note 8 for further detail).

Placement agent and other fees associated with Convertible Note offering	$503,457
Convertible Note Broker Warrants	194,381
Third Party Share Grant	1,537,940
Total Deferred Financing Costs	$2,235,777
Amortization of Deferred Financing Costs, as of June 30, 2013	(2,235,777)
Deferred Financing Costs, Net, as of June 30, 2013	$0

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Placement agent and other fees associated with April Convertible Note offering	$28,855
April Convertible Note Broker Warrants	9,253
Total Deferred Financing Costs	$38,108
Amortization of Deferred Financing Costs, as of June 30, 2013	38,108
Deferred Financing Costs, Net, as of June 30, 2013	$0

NOTE 6.                 JUNE CONVERTIBLE DEBT OFFERING

June Convertible Note Offering

On June 20, 2013 the Company issued $1,500,000 senior secured convertible notes (the “June Convertible Notes”) with an original issue discount of 12%, and a conversion price of $0.068 per share (the “June Conversion Price”), for face value of $1,680,000.  The term of the June Convertible Notes includes an eighteen-month maturity period, with partial redemptions beginning on June 1, 2014. The June Convertible Notes bear an annual interest rate of 8%, which is paid quarterly in the form of cash or equity beginning November 2013. Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  Upon any Event of Default (as defined in the June Convertible Note), the outstanding principal amount of the June Convertible Note, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the June Convertible Note holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the June Convertible Note shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  The June Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections. As of October 15, 2013, with the timely filing of our Form 10-K, the Company will remain in compliance with the covenants of the Debentures. The June Convertible Notes limit the Company from incurring additional indebtedness, pay dividends or make distributions to shareholders, incur liens that would rank senior in priority or pari passu to the June Convertible Notes, sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

In connection with the issuance of the June Convertible Notes, 24,705,882 five-year cashless exercise warrants (“June Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. The June Convertible Note Warrants are exercisable at $0.082 per share and are subject to “weighted average” and other customary anti-dilution protections (see Note 7 for further detail).

June Convertible Note Redemption
On each of June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, October 1, 2014 and November 1, 2014, the Company is obligated to redeem an amount equal to $140,000 and on December 1, 2014, the Company is obligated to redeem an amount equal to $840,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the June Convertible Note) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the June Convertible Note, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Debt Discounts

The fair value of the June Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on June 20, 2013, totaling $1,243,177 is recorded as a debt discounts in the accompanying balance sheet and is amortized as interest expense in the accompanying statement of operations over the term of the June Convertible Note using the effective interest method (see Note 7 for further detail).

Original Issue Discount
For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The June Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the term of the June Convertible Note.

June Convertible Note Face Value	$1,680,000
Debt Discount
June Convertible Note Warrant Derivative	752,126
Conversion Feature Derivative	491,051
Original Issue Discount	180,000
Total Debt Discount	$1,423,177
Amortization of Debt Discount, as of June 30, 2013	(24,893)
Debt Discount, Net	$1,398,284
June Convertible Note Carrying Value at June 30, 2013	$281,716

Deferred Financing Costs

Transaction Fees

The Company paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the June Convertible Notes a commission of 7.2% of the first $1,400,000 funds raised in the June Convertible Notes offering for a total payment of $100,000. In addition, the placement agent received five-year broker warrants to purchase approximately 2.0 million shares of our common stock at an exercise price of $0.082 per share.  The broker warrants are identical to the warrants in all material respects.  We also paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the Debenture.

June Convertible Note Broker Warrants
In addition, GCM received five-year warrants (the “June Convertible Note Broker Warrants”) to purchase 2,000,000 shares of the Company’s common stock. The June Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The June Convertible Note Broker Warrants are identical to the June Convertible Note Warrants in all material respects.

Placement agent and other fees associated with June Convertible Note offering	$304,293
June Convertible Note Broker Warrants	60,886
Total Deferred Financing Costs	$365,179
Amortization of Deferred Financing Costs, as of June 30, 2013	6,387
Deferred Financing Costs, Net, as of June 30, 2013	$358,792

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 7.                 DERIVATIVE LIABILITY

As of June 30, 2013, the Company had reserved 60,751,751 shares of common stock for issuance upon exercise of the Company’s outstanding warrants. The Company had reserved 24,705,882 shares of common stock for issuance upon exercise of the Company’s outstanding convertible debt as of June 30, 2013.

On March 28, 2013, the Company repurchased 499,840 shares of common stock and cancelled 499,840 warrants for $125,000. The repurchased shares are reflected under treasury stock in the accompanying balance sheet. On June 30, 2013, the Company had agreed to repurchase an additional 499,840 shares of common stock for $125,000. The commitment to repurchase these shares are represented under treasury stock and accrued expenses in the accompanying balance sheet.

July 2012 Merger

Upon the completion of the July 12, 2012 Merger, $1,925,030 of the Bridge Notes converted into PPO Units. The holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of the Company’s Common Stock. 3,850,060 of the Bridge Warrants are exercisable at $0.25 per share (the “Series A Warrants”) and 3,850,060 of the Bridge Warrants (the “Series B Warrants”) are exercisable at $0.50 per share. As of August 29, 2013, the Series A Warrants are exercisable at $0.01 per share and the Series B Warrants are exercisable at $0.015 per share, (See Note 14 for further detail). Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants (as defined below).

Licensor Warrants

The Company also issued to the Licensors warrants exercisable for the purchase of an aggregate of 10,000,000 shares of the Company’s common stock for a term of ten years at an exercise price of $0.24 per share (the “Licensor Warrants”). The exercise price and number of shares of common stock issuable upon exercise of the Licensor Warrants may be adjusted in certain circumstances including stock splits and stock dividends (but excluding future issuances of our equity securities, regardless if for no consideration or for consideration per share less than $0.24). They are exercisable on a cashless basis at any time prior to their expiration. Except as otherwise described herein, the Licensor Warrants are identical in all material respects to the Investor Warrants. On May 8, 2013, the Company reduced the Licensor Warrant exercise price to $0.12 in consideration of value received.

Private Placement Offering

Concurrently with the closing of the Merger, the Company completed an initial closing of a private offering (the “Offering”) wherein 500,000 units (the “PPO Units”) were sold, at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of the Company’s common stock and a redeemable Investor Warrant to purchase one share of the Company’s common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of the Company’s common stock. If at any time during the two year period following the closing date the Company issues additional shares of Common Stock for a consideration per share less than $0.25 (the “Reduced Price”), then the Company will issue to the purchasers in the Offering, concurrently with such issue and without any additional consideration from the purchasers, the number of additional shares of the Company’s common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of the Company’s common stock included in the units being subscribed for in the Offering. In addition, we effected the conversion of the $1,925,030 in Bridge Notes. The Bridge Notes were converted into 7,700,120 PPO Units and 7,700,120 five-year Investor Warrants each exercisable to purchase one share of the Company’s Common Stock. As of August 29, 2013, the Investor Warrants are exercisable at $0.03 per share (See Note 14 for further detail).

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

As of August 29, 2013, the Investor Warrants are exercisable at $0.03 per share (See Note 14 for further detail).

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,010 five year broker warrants with an exercise price of $0.25 per share. Effective as of June 30, 2013, 79,975 broker warrants have been cancelled with the repurchase of 999,680 shares. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 72,000 five-year broker warrants with an exercise price of $0.25 per share. In connection with the February 8, 2013 closing, the Company issued 16,000 five-year broker warrants with an exercise price of $0.25 per share. As of August 29, 2013, the broker warrants are exercisable at $0.01 per share (See Note 14 for further detail).

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Short Term Loan

In connection with two short-term notes that were issued on September 7, 2012 and an additional short-term note that the Company issued on September 24, 2012, for an aggregate principal amount of $300,000, the Company issued 1,200,000 warrants to holders of these notes (the “Series D Warrants”). These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

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

As of August 29, 2013, the Series D warrants are exercisable at $0.01 per share (See Note 14 for further detail).

Convertible Note Warrants, April Convertible Note Warrants, June Convertible Note Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 8,000,000 Convertible Note Warrants. 4,000,000 Convertible Note Warrants are exercisable at $0.50 and 4,000,000 Convertible Note Warrants are exercisable at $1.00. In connection with the second closing of the offering which occurred on March 28, 2013, the Company and Aegis agreed to modify the exercise price of these Convertible Note Warrants and the placement agent warrants issued by the Company as part of the first closing. As a result of such modification, 4,000,000 of such Convertible Note Warrants are exercisable at $0.25 per share and 4,000,000 of such Convertible Note Warrants are exercisable at $0.50 per share, and all of the placement agent warrants are exercisable at $0.25 per share.

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

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

In connection with the April Convertible Note offering on April 8, 2013, the Company issued 1,000,000 April Convertible Note Warrants. 500,000 April Convertible Note Warrants are exercisable at $0.25 and 500,000 April Convertible Note Warrants are exercisable at $0.50.

The relative fair value of the warrants at issuance was estimated at $35,434 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 24,705,882 June Convertible Note Warrants, which are exercisable at $0.082 and contain weighted average anti-dilution protections.

The relative fair value of the warrants at issuance was estimated at $752,126 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

Convertible Note Broker Warrants, April Convertible Note Broker Warrants, June Convertible Note Broker Warrants

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

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

In connection with the April Convertible Note offering on April 8, 2013, the Company issued 200,000 April Convertible Note Broker Warrants. The April Convertible Note Broker Warrants are exercisable at $0.25.

The relative fair value of the warrants at issuance was estimated at $9,253 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 2,000,000 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $0.082.

The relative fair value of the warrants at issuance was estimated at $60,886 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Founder Warrants

In connection with the acquisition of the Third License on April 17, 2013, the Company issued 2,500,000 warrants. The warrants are exercisable at $0.13.

The relative fair value of the warrants at issuance was estimated at $210,349 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Debt Conversion Feature

The Convertible Note, April Convertible Note, and June Convertible Note offerings included a Debt Conversion Feature (see Note 5 and 6).

The relative fair value of the Debt Conversion Feature of the December 21, 2012 closing was estimated, using Level 2 inputs, at $663,528 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of right months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

The relative fair value of the Debt Conversion Feature of the March 28, 2013 closing was estimated, using Level 2 inputs, at $50,240 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of eight months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

The relative fair value of the Debt Conversion Feature of the April 8, 2013 closing was estimated, using Level 2 inputs, at $4,361 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of eight months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The relative fair value of the Debt Conversion Feature of the June 20, 2013 closing was estimated, using Level 2 inputs, at $491,051 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of eighteen months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

Fair Value Measurement of Warrants

The relative fair value at issuance of those warrants granted during the quarter ended September 30, 2012 was estimated at $3,788,687 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of 5.0 – 10.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

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

The relative fair value at issuance of those warrants granted during the quarter ended June 30, 2013 was estimated at $1,067,196 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of eighteen months to 10 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The relative fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

The Company’s warrant liability was valued at June 30, 2013 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of eighteen months – 10 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table is a rollforward of the fair value of the warrant liability:

	June 30, 2013	June 30, 2012
Beginning Balance	$0	$0
Issuance of Warrants and Conversion Feature	7,252,283	0
Repurchase / Exercise / Cancellation of Warrants and Conversion Feature	(179,884)	0
Change in fair value	(5,411,959)	0
Ending Balance	$1,660,440	$0

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

During the quarter ended June 30, 2013, the Company changed the exercise price of the 13,520,000 Convertible Note Warrants and April Convertible Note Warrants issued as of December 21, 2012, March 28, 2013 and April 8, 2013 from $0.50 to $0.015 and from $0.25 to $0.01 and changed the exercise price of 2,704,000 Convertible Note Broker Warrants and April Convertible Note Broker Warrants from $0.25 to $0.01. At the same time, the 13,520,000 Convertible Note Warrants and April Convertible Note Warrants and 2,704,000 Convertible Note Broker Warrants and April Convertible Note Broker Warrants were exercised into 11,830,000 and 2,433,600 shares, respectively, (see Note 8).

The relative fair value of the Company’s outstanding warrants and derivative instruments was estimated at $0 and $1,660,440 as of June 30, 2012 and June 30, 2013. The gain / (loss) in the fair value of the warrants of $0 and $5,411,959 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, was recognized as a gain in the derivative liability section on the accompanying statement of operations.

A summary of the Company’s warrant activity is as follows:

	Number of shares underlying warrants	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding June 30, 2012
Granted	77,555,566	$0.33	5.8 years
Exercised	(16,224,000)	$0.01	5.0 years
Forfeited / Repurchased	(579,815)	$0.37	5.0 years
Outstanding June 30, 2013	60,751,751	$0.06	6.9 years

NOTE 8.                LOSS FROM EXTINGUISHMENT OF DEBT

On June 20, 2013, the Company effected the conversion of the principal and accrued interest of the Convertible Notes and April Convertible Notes of $3,540,273 in accordance with the provisions of the respective notes. As a result of such conversion, the Company issued 50,575,333 shares. At the same time, the Company effected the conversion of the underlying warrants and broker warrants related to the notes for exercise prices of $0.01 (for such warrants with an exercise price of $0.25) and $0.015 (for such warrants with an exercise price of $0.50). In accordance with FASB 470.20.40.20, the Company has recognized a loss equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of consideration issuable in accordance with the original conversion terms. The Company has recognized a non-cash expense of $2,098,819, which is recorded under Loss from Extinguishment of Debt in the accompanying statement of operations for the year ended June 30, 2013. The Company did not have any expenses related to the Loss from Conversion of Debt for the period ended June 30, 2012.

NOTE 9.                COMMITMENTS AND CONTINGENCIES

License agreements

In May 2012, the Company entered into a licensing agreement with the Licensors (see Note 3 for further detail).

During the term of the licensing agreement the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●           Contract period one: $1,000,000
●           Contract period two: $925,000 or $1,000,000
●           Contract period three: $1,188,625 or $1,285,000
●           Contract period four: $1,572,500 or $1,700,000

In July 2012, the Company entered into the Second License (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●           Contract period one: $100,000
●           Contract period two: $225,000
●           Contract period three: $275,000

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

In May 2013, the Company entered into a licensing agreement with the Third Licensor (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $100,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

●           Contract period one: $33,333
●           Contract period two: $33,333
●           Contract period three: $33,334

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $0 and $21,420 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations. As of June 30, 2013, the lease has expired and the Company is renting the office space on a month-to-month basis.

On January 7, 2013, the Company executed a five-month operating lease for storage commencing on January 1, 2013 at a monthly rent payment of $1,500 per month. Total rent expense related to this operating lease was $0 and $9,000 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations. As of June 30, 2013, the storage space lease has expired and the Company is renting the space on a month-to-month basis.

Contractual Obligations and Commitments:

The table below provides information concerning obligations of our contractual commitment as of June 30, 2013:

	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years
License agreement obligations	$7,427,125	$33,333	$2,851,667	$4,542,125	$0
Operating lease obligation	$0	$0	$0	$0	$0
Total	$7,427,125	$33,333	$2,851,667	$4,542,125	$0

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division (the “Court”). Chroma Makeup Studio, LLC (“Chroma”) alleged that the Company’s use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the "Khroma Beauty Marks"), for cosmetics is infringing upon Chroma's rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. The Court set a tentative trial date of April 22, 2014. The parties also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. On August 2, 2013, the parties participated in mediation in an attempt to settle the case but were unable to do so.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

On November 30, 2012, BLB filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013 Tillet filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition pursuant. In addition to BLB, Tillett's Counterclaims are made against the following additional parties: Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the “Kardashian Parties”). In March 2013, Tillet obtained a preliminary injunction enjoining BLB’s use of the Khroma Beauty mark. BLB appealed the injunction and moved for a stay in the Ninth Circuit. As a result, the injunction was stayed until May 31, 2013. By the time the stay expired, BLB had already changed the name of its mark from Khroma Beauty by Kourtney, Kim and Khloe to Kardashian Beauty. On August 9, 2013, BLB and the Kardashian Parties filed a joint motion to dismiss the appeal. On August 2, 2013, the parties participated in mediation in an attempt to settle the case but were unable to do so. The Court set a tentative trial date of April 22, 2014.

Based on the existing status of the two cases, Management believes it has adequately reserved for these matters such that there would not be a material effect on future financial statements.

Registration Agreement

As of June 30, 2013, the Company had 300,000,000 shares of common stock authorized. As of June 30, 2013, the Company had 155,301,468 shares issued and 154,301,788 shares outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights
In connection with the Merger and Offering (as defined in Notes 1, 4 and 7), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 7), (ii) common stock underlying the PPO Units (as defined in Note 7) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 7) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 7), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Annual Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ended December 31, 2013. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

In December 2006, the FASB issued guidance on accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement. As of June 30, 2013, the Company has recorded $206,381 in general and administrative expenses on the accompanying statement of operations associated with these registration rights.

Convertible Note Offering Registration Rights
In connection with the Convertible Note offering (as defined in Note 5), the Company also entered into a registration rights agreement with the Investors (the “Convertible Note Registration Rights Agreement”). Under the terms of the Convertible Note Registration Rights Agreement, the Company committed to file a registration statement on Form S-1, or other applicable form, covering the resale of (i) the Common Stock underlying the Warrants and (ii) the Common Stock underlying the Notes (collectively, the “Convertible Note Registrable Securities”) within 45 days from the final closing of the Offering (the “Filing Date”), and to use its commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effectiveness Date”). As the Company delayed the registration due to the June Convertible Offering, and such delay was communicated to the Convertible Note Offering investors, the Company has not recorded any registration right penalties. The Company anticipates filing the registration statement on or prior to November 1, 2013.

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

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

NOTE 10.              EQUITY TRANSACTIONS

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

On April 15, 2013, the Company issued 90,361 shares of common stock to a third party for consulting services provided, valued at $15,000.

On June 28, 2013, the Company issued 200,000 shares of common stock to a third party for consulting services provided, valued at $10,000.

On June 28, 2013, the Company issued 100,000 shares of common stock to a third party for consulting services provided, valued at $5,000.

On June 28, 2013, the Company issued 125,000 shares of common stock to a board member per the compensation package of said board member, valued at $6,250.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 11.              STOCK COMPENSATION EXPENSE AND FAIR VALUE MEASUREMENT

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

As of June 30, 2013, the Company has reserved 13,450,000 for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

Effective as of July 12, 2012 the Company issued 4,600,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO, a consultant and the Chairman of the Board of Directors; 3,600,000 of which have a five-year term and 1,000,000 of which have a ten-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

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

Effective as of March 28, 2013 the Company issued 500,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.17 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of April 8, 2013 the Company issued 500,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.14 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Effective as of June 28, 2013 the Company issued 50,000 stock options under its 2012 Equity Incentive Plan to two of the Company’s directors pursuant to the Company’s board compensation package, effective as of March 15, 2013. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.05 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended June 30, 2013, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of June 30, 2013. The relevant inputs used to determine the value of the stock option grants is as follows:

	July 12, 2012	August 15, 2012	November 21, 2012	March 28, 2013	April 8, 2013	June 28, 2013
Number of options outstanding	3,600,000	1,400,000	500,000	500,000	500,000	50,000
Weighted average risk-free rate	0.83%	0.83%	0.95%	1.005%	1.685%	1.685%
Expected life in years	3.5	6.0	6.0	6.0	6.0	6.0
Expected volatility	70%	70%	60%	55%	55%	55%
Expected dividends	0%	0%	0%	0%	0%	0%

The relative fair value of the Company’s outstanding options issued to non-employees was $659,895 as of June 30, 2013. These options were valued at June 30, 2013 using a Black-Scholes model with Level 2 inputs. Expected volatility was based on the volatility of similar public entities in the beauty industry.

The total fair value of the stock options was $0 and $1,371,910 as of June 30, 2012 and June 30, 2013, respectively. As a result, share-based compensation expense totaled $0 and $407,491 for the period ended June 30, 2012 and the year ended June 30, 2013, respectively, and is recorded in general and administrative expenses. The loss in the fair value of the options was recorded under stock compensation expense and is reflected in general and administrative expenses in the accompanying statement of operations.

The following table summarizes stock option activity for the Company during the year ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2012	-	-	-	-
Granted	6,550,000	$0.23	7.3	$0
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding June 30, 2013	6,550,000	$0.23	7.3	$1,150,000
Exercisable at year-end	-	$0	0	$0

As of June 30, 2013, the total unrecognized compensation cost related to unvested stock options amounted to $908,803, which will be fully amortized by June 30, 2015.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 12.              INCOME TAXES

The Company did not incur any income tax expense for the period ended June 30, 2012 and the year ended June 30, 2013. At June 30, 2013, $2,778,488 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

	2013	2012
Statutory rate	34.0%	34.0%
State income taxes	5.8%	8.8%
Valuation allowance	(39.8)%	(42.8)%
Total	0.0%	0.0%

The principal components of deferred tax assets and (liabilities) are as follows as of June 30, 2013 and June 30, 2012 on a tax effected basis:

	2013	2012
Net operating losses carryforward	$2,002,842	$126,987
Start-up costs	60,005	25,541
Property and equipment	56,270	-
Stock based compensation	192,786	-
Gross deferred taxes	$2,311,903	$152,528
Valuation allowance	(2,311,903)	(152,528)
Net deferred taxes	$-	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of June 30, 2012 and June 30, 2013, the Company did not recognize any liability for unrecognized tax benefits.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses, which may be utilized if certain changes to a company’s ownership occur. While the Company underwent a shift in ownership in 2013 as defined by Section 382 of the Internal Revenue Code, the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code, it may incur limitations in the future if there is a change in ownership.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2012 or June 30, 2013. The period ended June 30, 2012 and the year ended June 30, 2013 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process and as of the date of this report.

NOTE 13.              RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of June 30, 2012 and June 30, 2013, $108,475 and $0, respectively, was due to Gold Grenade. For the period ended June 30, 2012 and the year ended June 30, 2013, the Company incurred approximately $212,014 and $872,700 respectively, in product development fees payable to Gold Grenade. The agreement is to remain in effect unless either party desires to cancel the agreement.

BOLDFACE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 14.              SUBSEQUENT EVENTS

On August 29, 2013, the Company issued senior secured convertible notes (the “August Convertible Notes”) with an original issue discount of 12% and a conversion price of $0.068 per share (the “August Conversion Price”) for gross proceeds of $616,000.  The term of the August Convertible Notes include an eighteen-month maturity period, with partial redemption beginning on September 1, 2014. The August Convertible Notes bear an annual interest rate of 8%, which is paid quarterly in the form of cash or equity. Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.

In connection with the financing described above, the Company entered into Amendment and Waiver Agreements (collectively, the “Amendment Agreements”) with the holders (collectively, the “Holders”) of substantially all of the securities issued in connection with the Company’s Bridge Notes, PPO, short-term loans and PPO and Bridge Broker Warrants (collectively, the Transactions”) pursuant to which the Company reduced the exercise prices of all of its outstanding Series A, Series B, Series C, Series D and Series E common stock purchase warrants (collectively, the “Warrants”) as follows: the exercise price per share of the Series A Warrants that had an initial exercise price of $0.25 was reduced to $.01; the exercise price per share of the Series B Warrants that had an initial exercise price of $0.50 was reduced to $.015; the exercise price per share of the Series C Warrants that had an initial exercise price of $1.00 was reduced to $0.03; and the exercise price per share of the Series D and Series E Warrants that had an initial exercise price of $0.25 was reduced to $0.01.

In consideration of the exercise price reductions, the Holders of substantially all of the securities agreed to permanently waive all past and future exercise price and share number anti-dilution adjustment provisions that would otherwise be triggered by share issuances by the Company at prices less than the purchase, exercise or conversion price of any securities acquired by the holders in the Transactions or underlying any of such securities.  The Amendment Agreements also provided for a waiver of all penalties incurred by the Company under the terms of the PPO registration rights agreement as a result of the Company’s failure to timely file and effect the registration for resale of the private placement securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ended June 30, 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the year ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of June 30, 2013 our disclosure controls and procedures were ineffective.

As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management has identified a control deficiency relating to inadequate accounting resources. Management believes that this material weakness is primarily due to the limited number of accounting personnel. To mitigate the effects of this deficiency, we rely heavily on the use of external consultants.

Subject to availability of funds, we plan to hire additional personnel with financial accounting expertise to further support our current accounting personnel. If and when implemented, our internal accounting personnel will be responsible for performing regular internal audits of the Company’s disclosure controls and procedures, internal control over financial reporting and performing other financial functions.

Management believes that hiring of additional accounting personnel who have the financial expertise and knowledge will result in both proper recording of financial transactions and a much more knowledgeable accounting staff. Additional accounting personnel will also ensure the proper segregation of duties and provide more checks and balances. Additional accounting personnel will better enable us to deal with any personnel losses within the accounting staff. We believe this will greatly decrease any disclosure control and procedure issues we may encounter in the future.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2013 based on the criteria set forth in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was ineffective as of June 30, 2013 for the reasons set forth above under the heading “Disclosure Controls and Procedures.”

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders, which will be filed with the SEC.  If such proxy statement is not filed on or before October 28, 2013, the information called for by this Item will be filed as part of an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders, which will be filed with the SEC.  If such proxy statement is not filed on or before October 28, 2013, the information called for by this Item will be filed as part of an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders, which will be filed with the SEC.  If such proxy statement is not filed on or before October 28, 2013, the information called for by this Item will be filed as part of an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders, which will be filed with the SEC.  If such proxy statement is not filed on or before October 28, 2013, the information called for by this Item will be filed as part of an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders, which will be filed with the SEC.  If such proxy statement is not filed on or before October 28, 2013, the information called for by this Item will be filed as part of an amendment to this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)            Documents filed as part of this report

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company under Item 8 of Part II of this Form 10-K.

(2)  Financial Statement Schedules

None.

(b)            Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of July 12, 2012, by and among the Company, BOLDFACE Acquisition Corp., and BOLDFACE Licensing + Branding (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

2.2
Articles of Merger, dated as of July 12, 2012, for the merger of BOLDFACE Acquisition Corp. into BOLDFACE Licensing + Branding (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

3.1
Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on May 21, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2012)

3.2	By-Laws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on January 17, 2008)
4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
4.2	Form of Broker Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
4.4	Form of Licensor Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
4.5	Form of 10% Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
4.6
Form of Registration Rights Agreement by and between the Company and the investors in the Private Placement Offering (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

4.7
Form of 10% Secured Convertible Promissory Note issued by BOLDFACE Licensing + Branding to the Company (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

4.8	Form of 12% Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

Exhibit No.	Description
4.9	Form of $0.50 Investor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
4.10	Form of $1.00 Investor Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)
4.11
Form of Registration Rights Agreement, dated as of December 21, 2012, by and among the Company and the investors in the Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

4.12	Form of 12% Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)
4.13	Form of $0.25 Investor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)
4.14	Form of $0.50 Investor Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013)
4.15
Form of Registration Rights Agreement, dated as of April 8, 2013, by and among the Company and the investor in the offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

4.16	Form of 12% Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)
4.17	Form of $0.25 Investor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)
4.18	Form of $0.50 Investor Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)
4.19	Form of 12% Secured Convertible Promissory Note issued on June 20, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
4.20	Form of Warrants issued on June 20, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
4.21	Form of Convertible Debenture issued on August 29, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
4.22	Form of Warrant issued on August 29, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
10.1
Split-Off Agreement, dated as of July 12, 2012, by and among the Company, BOLDFACE Split Corp., and Noah Levinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.2
General Release Agreement, dated as of July 12, 2012, by and among the Company, BOLDFACE Split Corp. and Noah Levinson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.3
Form of Securities Purchase Agreement between the Company and the investors in the Private Placement Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.4
Subscription Escrow Agreement, dated as of June 1, 2012, by and among the Company, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on June 28, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.5
Placement Agency Agreement, dated as of May 2, 2012, by and between the Placement Agent and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

Exhibit No.	Description
10.6
Escrow (Indemnification) Agreement, dated as of July 12, 2012, among the Company, Nicole Ostoya, Robin Coe-Hutshing, Maria Torres, and Gottbetter & Partners, LLP, as escrow agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
10.8†
Employment Agreement, dated as of July 12, 2012, between the Company and Nicole Ostoya (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.9†
Employment Agreement, dated as of May 30, 2012, between BOLDFACE Licensing + Branding and Ashumi Kothary (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.10†
Consulting Agreement, dated as of July 3, 2012, between the Company and Gold Grenade, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.11
Indemnification Agreement, dated as of July 12, 2012, between the Company and John Derby (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.12†	2012 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)
10.13
Form of Securities Purchase Agreement between the Company and the investors in the Bridge Financing (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.14
Bridge Loan Agreement, dated as of May 16, 2012, between the Company and BOLDFACE Licensing + Branding (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.15
Pledge Agreement, dated as of May 16, 2012, among the Company and each person and entity listed as a pledger on the signature pages thereto (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.16
Company Security Agreement, dated as of May 16, 2012, among the Company, BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.17
NewCo Bridge Loan Agreement, dated as of May 16, 2012, between BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

Exhibit No.	Description
10.18
Subscription Escrow Agreement, dated as of May 3, 2012, by and among the Company, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.19
Form of Factoring Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.1, including material detail in which such documents differ from Exhibit 10.1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.20
Form of Supply Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.21
Form of Guarantee, dated as of October 17, 2012, issued by each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. in favor of Star Funding, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.22
Form of Validity Guarantee, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of Nicole Ostoya, Ashumi Kothary and Robin Coe-Hutshing (contains a Schedule of Omitted Documents in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.23
Form of Securities Purchase Agreement, dated as of December 21, 2012, by and among the Company and the investors in the Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.24
Subscription Escrow Agreement, effective as of December 19, 2012, by and among the Company, Aegis Capital Corp. and CSC Trust Company of Delaware (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.25
Security Agreement, dated as of December 21, 2012, by and among the Company, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.26
Guaranty, dated as of December 21, 2012, issued by BOLDFACE licensing + branding in favor of the investors in the offering (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

Exhibit No.	Description
10.27
Form of Securities Purchase Agreement, dated as of April 8, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.28
Security Agreement, dated as of April 8, 2013, by and among the Company, BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.29
Guaranty, dated as of April 8, 2013, issued by BOLDFACE Licensing + Branding in favor of the investor in the Offering (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.30
Form of Securities Purchase Agreement, dated as of June 20, 2013, by and among the Company and the investors in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.31
Form of Security Agreement, dated as of June 20, 2013, by and among the Company, BOLDFACE Licensing + Branding and the investors in the offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.32
Guarantee, dated as of June 20, 2013, issued by BOLDFACE Licensing + Branding in favor of the investors in the offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.33*^	Licensing Agreement, effective as of May 9, 2012, by and among BLB Licensing + Branding, 2Die4Kourt, Inc., Kimsaprincess, Inc. and Khlomoney, Inc.
10.34*^	License Agreement, effective as of July 11, 2012, by and between BLB Licensing + Branding and Pez-Mar, Via Mar Productions Inc.
10.35*^	Merchandising License Agreement, dated as of April 25, 2013, by and between BLB Licensing + Branding and Pretty Ugly, LLC.
10.36
Form of Securities Purchase Agreement, dated as of August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.37	Form of Security Agreement, dated as of August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
10.38
Guaranty of BOLDFACE Licensing + Branding, dated as August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

14.1	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the SEC on December 31, 2008)
16.1
Letter from Webb & Company, P.A. to the Securities and Exchange Commission, dated as of May 17, 2012, regarding changes in Registrant’s certifying accountant (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2012)

21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) Consolidated Statements of Operations for the years ended June 30, 2013 and 2012, (iii) Statement of Shareholders Equity (Deficit) from June 30, 2012 to June 30, 2013, (iv) Consolidated Statements of Cash Flows for the year ended June 30, 2013 and 2012, (iv) and Notes to Consolidated Financial Statements.

* Filed herewith.
^ Portions of this exhibit have been redacted pursuant to a request for confidential treatment.  The non-public information has been filed separately with the Securities and Exchange Commission.
† Indicates management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLDFACE Group, Inc.

October 15, 2013	By:	/s/ Nicole Ostoya
Nicole Ostoya
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicole Ostoya	Director	October 15, 2013
Nicole Ostoya	Chief Executive Officer and President

/s/ Ashumi K. Shippee	Chief Financial Officer	October 15, 2013
Ashumi K. Shippee

/s/ Emil Rensing	Director	October 15, 2013
Emil Rensing

/s/ Patrick Collins	Director	October 15, 2013
Patrick Collins

/s/ Victor Azrak	Director	October 15, 2013
Victor Azrak