Form 10-K/A
period 2013-06-30
BOLDFACE GROUP, INC.
filed 2013-10-28
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Unless the context indicates otherwise, all references to “Boldface,” the “Company,” “we,” “us,” and “our” refer to BOLDFACE Group, Inc. and its wholly-owned subsidiary, BOLDFACE Licensing + Branding.  All references to “BLB” refer solely to BOLDFACE Licensing + Branding.

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013 (the “Annual Report”), is being filed for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment No. 1, we are providing currently dated certifications as Exhibits 31.3, 31.4, 32.3 and 32.4.

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial or other information contained in the Annual Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s filings with the SEC subsequent to the filing of the Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is selected biographical information for the current directors and executive officers of the Company:

Name	Age	Title	Date First Appointed a Director
Emil Rensing	39	Director	November 21, 2012
Patrick Collins	39	Director	March 28, 2013
Nicole Ostoya	44	Chief Executive Officer, President and Director	July 12, 2012
Ashumi Shippee	32	Chief Financial Officer and Corporate Secretary	N/A

Emil Rensing. Emil Rensing was appointed as a member of our Board of Directors on November 21, 2012.  Mr. Rensing is the Chief Digital Officer of EPIX, an American hybrid premium television channel and subscription video-on-demand service that is operated by Studio 3 Partners, a joint venture between Paramount Pictures, Lions Gate Entertainment and Metro-Goldwyn-Mayer.  Mr. Rensing joined EPIX in January 2009.  Prior to that, Mr. Rensing co-founded Next New Networks, a leading independent producer of online television networks, with Fred Siebert, Herb Scannell, Timothy Shey and Jed Simmons in October 2006.  Next New Networks was subsequently acquired by Google in February 2011.  Prior to co-founding Next New Networks, Mr. Rensing was a partner in Frederator Studios, a business dedicated to packaging and developing media properties, serving AOL Time-Warner, Victoria’s Secret Pink, Ziff-Davis, Avon, the WWE and other major clients.  Previously, Mr. Rensing was a part of MTV’s product strategy team, which focused on the development of MTVi, the online division of the MTV Networks, and held various engineering and product strategy positions with AOL.  Mr. Rensing was instrumental in the early success of AOL, MTV Networks Online, Frederator Studios and Next New Networks.

Mr. Rensing provides the Company with considerable experience in technology, social media and monetization of digital strategies, as well knowledge with implementing the Company’s overall corporate strategy. Mr. Rensing comes to us with significant experience in the digital, technology and online media industries through his service in a variety of senior executive positions and engineering and product strategy positions at Next New Networks, Frederator Studios and EPIX.

Patrick Collins. Patrick Collins was appointed as a member of our Board of Directors on March 28, 2013. From 2002 to mid-2013, Mr. Collins worked at JH Partners where he was a partner with the firm.  Mr. Collins was responsible for originating, executing and monitoring private equity investments.  At JH Partners, Mr. Collins worked within all consumer sectors, but had a particular expertise in and focused on emerging markets, beauty and direct marketing.  He also played a key role in managing partner company financings and was the primary point of contact for lenders.  Mr. Collins’ operating experience primarily consists of working with management teams to effect key strategic initiatives and operational improvements.  Mr. Collins has previously served on the board of directors of Neutral Duty Free Shops, Amerimark, Image Entertainment and Country Home Products. He was also actively engaged with Bare Escentuals, Bell Automotive, Jurlique, Studio Moderna and Walter Drake.  Prior to joining JH Partners, Mr. Collins worked at Behrman Capital, a private equity firm with $1.8 billion under management from 1998 until 2000.  Prior to Behrman Capital, Mr. Collins was an investment banker at Merrill Lynch & Co., Inc. in New York from 1996 until 1998.  Mr. Collins received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Yale University, where he was elected to Phi Beta Kappa.

Mr. Collins provides the Company with considerable experience in consumer products, marketing and market strategy and considerable expertise in the beauty industry through his work with Bare Escentuals and Jurlique.

Nicole Ostoya. Nicole Ostoya has served as the Chief Executive Officer, President and a member of the Board of Directors of BLB since April 26, 2012 and was appointed as our Chief Executive Officer, President and a member of our Board of Directors on July 12, 2012.  Ms. Ostoya co-founded BLB in April 2012 to focus on top tier entertainment and designer brands for opportunities in the beauty market.  In 2010, Ms. Ostoya co-founded, along with her partner Robin Coe-Hutshing, Santa Monica-based Gold Grenade, LLC, a product development, strategic marketing, and comprehensive brand management company that specializes in beauty, skin care, fragrance, and personal care.  From its inception through the present, Ms. Ostoya has served as the Chief Executive Officer for Gold Grenade, LLC.  From 2008 to 2010, Ms. Ostoya served as the Chief Executive Officer of Studio Beautymix at Fred Segal where she managed the retail operation and brought several brands to market with Ms. Coe–Hutshing, the founder of Studio Beautymix.  In 2006, LVMH recruited Ms. Ostoya to open new channels of distribution for its brand, Benefit Cosmetics.  There she oversaw the company’s Sephora business, launched the brand on QVC, and developed an operational structure to take LVMH’s boutique concepts on the road.  From 1987 to 2006, Ms. Ostoya held several executive roles at Nordstrom, Inc., including full line store manager where she was responsible for operations, P&L management, sales and merchandising for the store. Additionally, she held various executive positions in the beauty division, including merchandise manager for cosmetics for Orange County and Los Angeles County, and west coast merchandise manager for fragrances.  Ms. Ostoya has an Associate of Arts degree from The Fashion Institute of Design and Merchandising, graduating with honors in 1987.

As our Chief Executive Officer and President, Ms. Ostoya provides the Company with an extensive understanding of the cosmetics industry.  Prior to joining us, Ms. Ostoya spent nearly 20 years in various executive roles with Nordstrom, LVMH, Studio Beautymix at Fred Segal and Gold Grenade.  In the process, she has acquired significant knowledge and experience in product development, strategic marketing and brand management for the cosmetics industry.

Ashumi Shippee. Ashumi Shippee has been the Chief Financial Officer and Corporate Secretary of BLB since June 18, 2012 and was appointed as our Chief Financial Officer and Corporate Secretary on July 12, 2012.  Ms. Shippee has an extensive background in transactional, operational and private equity matters. From March 2010 to June 2012 she was with Growthink, a consulting and investment banking firm, where she became an engagement partner and led investment banking and consulting engagements for the firm and sat on the firm’s advisory board. Select clients at Growthink include: a $150M direct response, consumer products company; a $40M fragrance marketing and distribution company; and a sub-$20M online beauty company. From December 2007 to January 2010, Ms. Shippee was an associate at the consumer products focused private equity fund VMG Partners, in due diligence, acquisition advisory and portfolio management capacities. At VMG Partners, Ms. Shippee was actively engaged with Colorescience, Pirate’s Booty, and Waggin’ Train. From November 2006 to November 2007, Ms. Shippee worked for fashion house BCBG MaxAzria where she managed the retail financial performance of the company’s domestic business, the post-merger integration/restructuring of the “tween” Rave/G&G line as well as the launch of the company’s e-commerce site.  From July 2003 to July 2006, she served at Los Angeles-based investment bank Houlihan Lokey Howard & Zukin advising on sell-side and buy-side engagements, as well as valuations, fairness opinions and solvency assignments.  Ms. Shippee graduated from Claremont McKenna College with honors in 2003, majoring in History and Economics.

Term of Office

All directors hold office until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified or their earlier death, resignation or removal.  Executive officers are appointed by and serve at the discretion of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to any director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Corporate Governance

Committees of the Board of Directors

Our Board of Directors does not have a separately designated Audit Committee, Compensation Committee or Corporate Governance and Nominating Committee, in part because our Board of Directors believes that at this stage of the Company’s development, the functions of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee can be adequately performed by the members of our Board of Directors.  In addition, we do not have an “audit committee financial expert” as defined in applicable SEC rules because we believe the cost related to retaining a financial expert at this time is prohibitive.  We intend to establish such committees in the future and at such time we will also retain an audit committee financial expert.

Submission of Shareholder Nominees for Director

We have not adopted a formal policy or established procedural requirements for shareholders to submit recommendations or nominations for directors, but we intend to adopt such a policy in the future.  Any shareholder who wishes to submit a recommendation or nomination for director, should submit such recommendation or nomination to the Company at its principal executive offices located at 1309 Pico Blvd., Suite A, Santa Monica, CA 90405, Attention: Corporate Secretary.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, executive officers, employees and certain other persons, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We believe that the code is reasonably designed to (1) deter wrongdoing and promote honest and ethical conduct; (2) provide full, fair, accurate and timely disclosure in all of our publicly filed reports; (3) promote compliance with all applicable laws; and (4) ensure prompt internal reporting of any violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock. Based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, the Company believes that during the fiscal year ended June 30, 2013, Mr. Azrak, a former member of our Board of Directors, inadvertently failed to file a Form 3 and a Form 4 to report one issuance of common stock of the Company and two grants of options to purchase shares of the Company’s common stock.  Mr. Rensing inadvertently failed to file a Form 4 to report one grant of options to purchase shares of the Company’s common stock.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation paid by the Company to its named executive officers during the fiscal year ended June 30, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(3)	Total ($)

Nicole Ostoya,	2013	250,000	651,657	901,657
Chief Executive Officer and President (1)	2012	41,666	0	41,666

Ashumi Shippee, Chief Financial Officer and Corporate Secretary (2)	2013	125,000	151,746	276,746
	2012	10,416	0	10,416

(1)      Ms. Ostoya has served as our Chief Executive Officer, President and a director since July 12, 2012 and has served as BLB’s Chief Executive Officer and President since April 26, 2012.  Ms. Ostoya does not receive any separate compensation for serving on the Board of Directors of the Company.
(2)      Ms. Shippee has served as our Chief Financial Officer and Corporate Secretary since July 12, 2012 and has served as BLB’s Chief Financial Officer and Secretary since June 18, 2012.
(3)      Represents the aggregate grant date fair value of the option awards granted under the 2012 Stock Option and Incentive Plan of the Company (the “2012 Plan”) computed in accordance with FASB ASC Topic 718.  See Note 11 of the notes to the consolidated financial statement included in the Annual Report for a discussion of the assumptions used in determining the fair value.

Outstanding Equity Awards at June 30, 2013

The following table provides information on option awards granted under the 2012 Plan that were not vested as of June 30, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Nicole Ostoya,	600,000	1,200,000(1)	—	0.24	July 12, 2017
Chief Executive Officer & President
Ashumi Shippee,	116,667	233,333(2)	—	0.24	August 15, 2022
Chief Financial Officer & Corporate Secretary

(1) On July 12, 2012, we issued to Ms. Ostoya options to purchase 1,800,000 shares of the Company’s common stock, exercisable at a price of $0.24 per share, under our 2012 Plan.  Such options vest 1/3 on each of July 12, 2013, July 12, 2014 and July 12, 2015, provided that Ms. Ostoya is employed by us or any of our subsidiaries on each vesting date.

(2) On August 15, 2012, we issued to Ms. Shippee options to purchase 350,000 shares of the Company’s common stock, exercisable at a price of $0.24 per share, under our 2012 Plan.  Such options vest 1/3 on each of August 15, 2013, August 15, 2014 and August 15, 2015, provided that Ms. Shippee is employed by us or any of our subsidiaries on each vesting date.

Employment Agreements

Nicole Ostoya, Chief Executive Officer and President.  On July 12, 2012, we entered into a three-year employment agreement with Ms. Ostoya.  Ms. Ostoya’s annual base salary is $250,000 for years one and two and is subject to increase for year three based upon a survey conducted by a nationally recognized outside consultant under the direction of our Board of Directors.  Ms. Ostoya is eligible, at the discretion of our Board of Directors,  to receive an annual cash bonus up to 20% of her annual base salary based on the Company achieving certain performance goals established by our Board of Directors. Pursuant to the terms of the employment agreement, the Company issued Ms. Ostoya options to purchase 1,800,000 shares of the Company’s common stock, exercisable at a price of $0.24 per share, under the 2012 Plan.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on July 12, 2013, provided that Ms. Ostoya is employed by us or any of our subsidiaries on each annual vesting date.  We also agreed to issue to Ms. Ostoya on July 12, 2013 additional options to purchase 5,700,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of our common stock on the grant date.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on July 12, 2014, provided that Ms. Ostoya is employed by us or any of our subsidiaries on each vesting date. The issuance of the additional options to purchase 5,700,000 shares of the Company’s common stock was contingent upon Ms. Ostoya’s continued employment with the Company and the Company achieving certain performance goals as reasonably established by our Board of Directors and such other customary and reasonable terms determined by our Board of Directors.

Pursuant to the terms of the employment agreement, Ms. Ostoya is entitled to receive perquisites and other fringe benefits that may be provided to our other senior executives.  In the event that Ms. Ostoya is terminated by us without Cause (as defined in the employment agreement) or she resigns for Good Reason (as defined in the employment agreement) during the term, the Company is obligated to pay Ms. Ostoya an amount equal to her annual base salary (payable in accordance with the Company’s normal payroll practices) for the lesser of 12 months or the number of months remaining in the term, plus any accrued but unused vacation (the “Termination Benefits”).  If Ms. Ostoya’s employment is terminated during the term by us for Cause, by Ms. Ostoya for any reason other than Good Reason, or due to her death or Disability (as defined in the employment agreement), then she will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination.

Ashumi Shippee, Chief Financial Officer and Secretary. On May 30, 2012, Ms. Shippee entered into an employment agreement with BLB.  Ms. Shippee’s employment is “at will” and her annual base salary is $125,000.  Pursuant to the employment agreement, on August 15, 2012, we issued to Ms. Shippee options to purchase 350,000 shares of our common stock, exercisable at a price of $0.24 per share, under our 2012 Plan.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on August 15, 2013, provided that Ms. Shippee is employed by us or any of our subsidiaries on each vesting date.  We also agreed to issue to Ms. Shippee on August 15, 2013 additional options to purchase 1,150,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of our common stock on the grant date, under our 2012 Plan.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on August 15, 2014, provided that Ms. Shippee remains employed by us or any of our subsidiaries on each annual vesting date.

Director Compensation for the fiscal year ended June 30, 2013

Currently, the members of our Board of Directors (other than Ms. Ostoya who does not receive any additional compensation for her service on our Board of Directors) are entitled to receive a quarterly fee of $6,250, $500 for attendance at each board meeting, grants of options or shares of our common stock, and reimbursement of all reasonable out-of pocket expenses incurred in connection with serving on our Board of Directors.

We have entered into separate arrangements with each of our directors relating to grants of options and shares of our common stock as compensation for service on our Board of Directors.

Emil Rensing.  Pursuant to our arrangement with Mr. Rensing, on November 21, 2012, we granted to Mr. Rensing options to purchase 500,000 shares of our common stock at an exercise price of $0.24 per share.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on November 21, 2013.  Mr. Rensing also receives an annual grant of options to purchase 25,000 shares of our common stock, with an exercise price equal to the fair market value of our common stock on the grant date.

Patrick Collins. Pursuant to our arrangement with Mr. Collins, on March 28, 2013, we granted to Mr. Collins options to purchase 500,000 shares of our common stock at an exercise price of $0.17 per share.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on March 28, 2013.  Mr. Collins also receives an additional annual fee of $25,000 distributed quarterly in arrears, which is paid in stock, with the number of shares distributed each quarter based on the fair market value of our common stock on the date of grant.

Ronald S. Altbach.  Pursuant to our arrangement with Mr. Altbach, on July 12, 2012, we granted to Mr. Altbach options to purchase 1,000,000 shares of our common stock at an exercise price of $0.24 per share.  Such options were fully vested on the grant date.

Victor Azrak.  Pursuant to our arrangement with Mr. Azrak, on April 9, 2013, we granted to Mr. Azrak options to purchase 500,000 shares of our common stock at an exercise price of $0.14 per share.  Such options vest 1/3 on each of the first, second and third anniversaries of the grant date beginning on April 9, 2014.  Mr. Rensing also receives an annual grant of options to purchase 25,000 shares of our common stock, with an exercise price equal to the fair market value of our common stock on the grant date.

The following table summarizes compensation earned by our directors other than Ms. Ostoya for the year ended June 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total ($)

Emil Rensing	6,250	77,898	84,148
Patrick Collins	6,250	34,652	40,902
Ronald S. Altbach (1)	0	398,683	398,683
Victor Azrak (2)	6,250	34,882	41,132

(1)  On August 14, 2013, Ronald S. Altbach resigned as the Chairman of the Board of Directors of the Company.  All of Mr. Altbach’s options are subject to forfeiture unless they are exercised within 90 days following the date of his resignation.

(2)  On October 15, 2013, Victor Azrak resigned as a member of the Board of Directors of the Company.  All of Mr. Azrak’s options will be forfeited 90 days following the date of his resignation.

(3)  Represents the aggregate grant date fair value of the option awards granted under the 2012 Plan computed in accordance with FASB ASC Topic 718.  See Note 11 of the notes to the consolidated financial statement included in the Annual Report for a discussion of the assumptions used in determining the fair value.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 14, 2013 of:

●	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them. Information given with respect to beneficial owners who are not officers or directors of the Company is to the best of our knowledge, based on information available to us. The shares indicated as beneficially owned may include shares held in street name or the name of a nominee, and beneficial ownership may have been disposed of and/or acquired without our knowledge.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)
ACP X, LP (4) ACP Partners Fund, LP 800 Westchester Avenue Suite 349N Rye Brook, NY 10573	Common Stock	18,638,095	12.1%
Robin Coe-Hutshing (5) Gold Grenade, LLC 1945 Euclid Street Santa Monica, CA 90404	Common Stock	12,475,000	8.1%
Dominion Capital LLC (6) 11 Broadway, 7th Floor Suite 768 New York, NY 10004	Common Stock	10,319,048	6.7%
Montague Capital, LP (7) 5011 South Park Drive Suite 240 Durham, NC 27713	Common Stock	13,764,286	8.8%
Officers and Directors
Nicole Ostoya (8)	Common Stock	12,475,000	8.1%
Ashumi Shippee (9)	Common Stock	116,667	*
Ronald S. Altbach (10)	Common Stock	1,000,000	*
Emil Rensing (11)	Common Stock	166,667	*
Patrick Collins	Common Stock	314,970	*
Victor Azrak(12)	Common Stock	4,552,381	2.9%
All directors and executive officers as a group 6 persons)	Common Stock	18,959,019	12.3%

* = Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o BOLDFACE Group, Inc., 1309 Pico Blvd., Suite A, Santa Monica, CA 90405.
(2)
Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days.

(3)	Percentage based upon 154,591,618 shares of our common stock outstanding as of October 14, 2013.
(4)	Based on information available to us, Lawrence Allen has the sole power to vote and dispose of the reported shares.
(5)
Includes 600,000 stock options exercisable within 60 days of October 28, 2013. Includes 475,000 shares of common stock held in escrow to be released on July 12, 2014 pursuant to the Merger Agreement by and among, the Company, BLB and BOLDFACE Acquisition Corp., dated as of July 12, 2012 (the “Merger Agreement”).

(6)	Based on information available to us, Mikhail Gurevich has the sole power to vote and dispose of the reported shares.
(7)	Based on information available to us, Denis Kalenja has the sole power to vote and dispose of the reported shares.
(8)	Includes 600,000 stock options exercisable within 60 days of October 28, 2013. Includes 475,000 shares of common stock held in escrow to be released on July 12, 2014 pursuant to the Merger Agreement.
(9)	Includes 116,667 stock options exercisable within 60 days of October 28, 2013.
(10)
Includes 1,000,000 stock options exercisable within 60 days of October 28, 2013.  On August 14, 2013, Mr. Altbach resigned as the Chairman of our Board of Directors. All of Mr. Altbach’s options are subject to forfeiture unless they are exercised within 90 days following the date of his resignation.

(11)	Includes 166,667 stock options exercisable within 60 days of October 28, 2013.
(12)	Includes 4,552,381 shares of common stock held by the Victor Azrak Grantor Retained Annuity Trust Dated 6/1/07. On October 15, 2013, Mr. Azrak resigned as a member of our Board of Directors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has affirmatively determined that each director other than Ms. Ostoya is independent under the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Transactions with Related Persons

Other than as set forth below, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or indirect material interest.

On July 12, 2012, we entered into a Consulting Agreement with Gold Grenade, LLC (“Gold Grenade), an affiliate of our Chief Executive Officer and President and Robin Coe-Hutshing, one of our principal shareholders. Pursuant to the consulting agreement, we engaged Gold Grenade to be our exclusive product development provider and to provide us with certain brand development, product development and fragrance development services relating to our products. The consulting agreement is for a term of one year and automatically renews for up two additional years, unless earlier terminated pursuant to its terms. As compensation for Gold Grenade’s services, we agreed to pay Gold Grenade a monthly consulting fee based on the number of SKUs (as defined in the consulting agreement) being developed or managed by it during any month of the term of the consulting agreement. The consulting fee is (i) $20,000 for up to 25 SKUs, (ii) $50,000 for up to 75 SKUs, (iii) $75,000 for up to 100 SKUs, and (iv) $100,000 for over 100 SKUs. Under the consulting agreement, we also agreed to reimburse Gold Grenade for all reasonable out-of-pocket fees and expenses that it incurs in connection with the performance of the services.

Pursuant to the terms of the consulting agreement, Gold Grenade agreed that, until July 11, 2015, it shall present to us any and all opportunities to obtain any license to develop, manufacture, market or sell one or more cosmetic, fragrance, health or beauty products or product lines endorsed by, or marketed or sold under the brand of, one or more celebrities.

During the year ended June 30, 2013, we incurred $872,000 in product development fees payable to Gold Grenade. As of June 30, 2013, $0 was due to Gold Grenade.

Review and Approval of Transactions with Related Persons

Our Board of Directors has not adopted a formal policy relating to the review and approval of transactions involving related persons. However, all transactions with related persons are reviewed and must be approved by our Board of Directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal Years 2013 and 2012

The following table presents fees for professional services rendered by Friedman LLP for the audit of the Company’s annual financial statements for fiscal year 2013 and fiscal year 2012 and fees billed for audit-related services, tax services and all other services rendered by Friedman LLP for fiscal year 2013 and fiscal year 2012.

	2013	2012
Audit Fees	$85,651	$0
Audit Related Fees	0	2,038
Tax Fees	0	0
All Other Fees	0	0

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid to the auditor for the audit of the Company’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include services related to our periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Pre-Approval Policy for Services Performed by Independent Auditor

The Company does not have a separately designated Audit Committee.  As such, our Board of Directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by our Board of Directors either before or after the services were rendered.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)            Documents filed as part of this report

  (1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company under Item 8 of Part II of the Annual Report.

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
10.13
Form of Securities Purchase Agreement between the Company and the investors in the Bridge Financing (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.14
Bridge Loan Agreement, dated as of May 16, 2012, between the Company and BOLDFACE Licensing + Branding (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.15
Pledge Agreement, dated as of May 16, 2012, among the Company and each person and entity listed as a pledger on the signature pages thereto (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.16
Company Security Agreement, dated as of May 16, 2012, among the Company, BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.17
NewCo Bridge Loan Agreement, dated as of May 16, 2012, between BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.18
Subscription Escrow Agreement, dated as of May 3, 2012, by and among the Company, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012)

10.19
Form of Factoring Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.1, including material detail in which such documents differ from Exhibit 10.1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.20
Form of Supply Agreement, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.2, including material detail in which such documents differ from Exhibit 10.2) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.21
Form of Guarantee, dated as of October 17, 2012, issued by each of BOLDFACE Licensing + Branding and BOLDFACE Group, Inc. in favor of Star Funding, Inc. (contains a Schedule of Omitted Documents in the form of Exhibit 10.3, including material detail in which such documents differ from Exhibit 10.3) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.22
Form of Validity Guarantee, dated as of October 17, 2012, entered into by and between Star Funding, Inc. and each of Nicole Ostoya, Ashumi Kothary and Robin Coe-Hutshing (contains a Schedule of Omitted Documents in the form of Exhibit 10.4, including material detail in which such documents differ from Exhibit 10.4) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012)

10.23
Form of Securities Purchase Agreement, dated as of December 21, 2012, by and among the Company and the investors in the Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.24
Subscription Escrow Agreement, effective as of December 19, 2012, by and among the Company, Aegis Capital Corp. and CSC Trust Company of Delaware (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.25
Security Agreement, dated as of December 21, 2012, by and among the Company, BOLDFACE licensing + branding and Gottbetter & Partners, LLP, as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.26
Guaranty, dated as of December 21, 2012, issued by BOLDFACE licensing + branding in favor of the investors in the offering (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

10.27
Form of Securities Purchase Agreement, dated as of April 8, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.28
Security Agreement, dated as of April 8, 2013, by and among the Company, BOLDFACE Licensing + Branding and Gottbetter & Partners, LLP, as collateral agent ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.29
Guaranty, dated as of April 8, 2013, issued by BOLDFACE Licensing + Branding in favor of the investor in the Offering (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2013)

10.30
Form of Securities Purchase Agreement, dated as of June 20, 2013, by and among the Company and the investors in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.31
Form of Security Agreement, dated as of June 20, 2013, by and among the Company, BOLDFACE Licensing + Branding and the investors in the offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.32
Guarantee, dated as of June 20, 2013, issued by BOLDFACE Licensing + Branding in favor of the investors in the offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.33^
Licensing Agreement, effective as of May 9, 2012, by and among BLB Licensing + Branding, 2Die4Kourt, Inc., Kimsaprincess, Inc. and Khlomoney, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

10.34^
License Agreement, effective as of July 11, 2012, by and between BLB Licensing + Branding and Pez-Mar, Via Mar Productions Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

10.35^
Merchandising License Agreement, dated as of April 25, 2013, by and between BLB Licensing + Branding and Pretty Ugly, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

10.36
Form of Securities Purchase Agreement, dated as of August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.37
Form of Security Agreement, dated as of August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.38
Guaranty of BOLDFACE Licensing + Branding, dated as August 29, 2013, by and between the Company and the investor in the Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

32.3*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) Consolidated Statements of Operations for the years ended June 30, 2013 and 2012, (iii) Statement of Shareholders Equity (Deficit) from June 30, 2012 to June 30, 2013, (iv) Consolidated Statements of Cash Flows for the year ended June 30, 2013 and 2012, (iv) and Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013)

* Filed herewith.
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

BOLDFACE Group, Inc.

October 28, 2013	By:	/s/ Nicole Ostoya
Nicole Ostoya
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicole Ostoya	Director	October 28, 2013
Nicole Ostoya	Chief Executive Officer and President

/s/ Ashumi Shipee	Chief Financial Officer	October 28, 2013
Ashumi Shippee

/s/ Emil Rensing	Director	October 28, 2013
Emil Rensing

/s/ Patrick Collins	Director	October 28, 2013
Patrick Collins