Form 10-Q
period 2013-09-30
BOLDFACE GROUP, INC.
filed 2013-11-19
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2013, there were 155,591,438 shares of the registrant’s common stock outstanding.

BOLDFACE GROUP, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information that is currently available to the Company’s management.  When used in this Form 10-Q, the words “may”, “will”, “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are intended to identify forward-looking statements. Such forward-looking statements include, in particular, projections about the Company’s future results and statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates.  All statements other than statements of historical fact are forward-looking statements.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from these forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance our operations, competition, material adverse changes in economic and industry conditions, retention and renewal of existing license agreements and entry into new license agreements.  Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by any forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	June 30, 2013
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$229,430	$388,892
Accounts receivable	32,435	100,087
Due from factor, net	496,036	164,090
Inventory, net	2,549,855	1,948,908
Prepaid inventory	208,665	258,531
Prepaid expenses and other current assets	71,788	89,786
Prepaid royalty	159,223	378,960
Current portion of deferred financing costs, net	105,137	29,899
Total current assets	3,852,569	3,359,153

Property and equipment, net	710,100	669,033
Deferred financing costs, net	254,135	328,893
License acquisition costs	23,833	24,504

Total assets	$4,840,637	$4,381,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,158,637	$2,481,852
Accrued expenses and other current liabilities	1,093,035	806,553
Current portion of convertible debt, net of debt discount ($404,812 and $116,524, as of September 30, 2013 and June 30, 2013, respectively)	206,522	23,476
Due to Gold Grenade, LLC (related party)	162,082	-
Total current liabilities	4,620,276	3,311,881

Long-Term Liabilities
Convertible debt, net of debt discount ($936,184 and $1,281,760, as of September 30, 2013 and June 30, 2013, respectively)	748,483	258,240
Derivative liability	902,940	1,660,440
Total Long-Term Liabilities	1,651,423	1,918,680

Total Liabilities	6,271,699	5,230,561

Commitments and Contingencies (Note 7)

Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 155,491,438 and 155,301,468 shares issued and outstanding as of September 30, 2013 and June 30, 2013 respectively	155,491	155,301
Treasury stock, at cost - 999,680 and 999,680 shares as of September 30, 2013 and June 30, 2013, respectively	(228,284)	(228,284)
Additional paid in capital	7,050,455	6,841,822
Accumulated deficit	(8,408,724)	(7,617,817)
Total shareholders' deficit	(1,431,062)	(848,978)

Total liabilities and shareholders' deficit	$4,840,637	$4,381,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands)

	Three Months Ended	Three Months Ended
	30-Sep-13	30-Sep-12
Revenues
Gross revenues	$1,552,013	$-
Discounts	282,659	-
Revenues, net of discounts	1,269,354	-

Cost of Goods Sold
Cost of goods sold	757,070	-

Gross Profit	512,284	-

Operating expenses:
Research and development	5,442	19,539
Royalty expense	219,737	161,405
Professional fees	422,262	37,397
General and administrative expenses	772,054	660,349
Depreciation and amortization expense	108,371	-
Product development fee - related party	276,450	202,700
Total Operating Expense	1,804,316	1,081,390

Loss from operations	(1,292,032)	(1,081,390)

Other (income) / expenses:
Interest expense, net of interest income	369,466	-
Derivative liability (gain)	(870,591)	(60,176)

Net loss	$(790,907)	$(1,021,214)

Net loss per share attributable to common shareholders—basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares used in computing —basic and diluted	154,303,853	86,602,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(790,907)	$(1,021,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	159,948	130,148
Shares issued for services	48,875	-
Inventory reserve	50,000	-
Amortization of license acquisition costs	671	671
Amortization of deferred financing costs	61,584
Amortization of debt discount	236,379	-
Depreciation	108,371	-
Derivative liability gain	(870,591)	(60,176)
Change in operating assets and liabilities:
Accounts receivable	67,652
Due from factor, net	(331,946)
Prepaid royalty	219,737	111,405
License acquisition costs	-	(4,405)
Inventory	(650,947)	(726,832)
Deposit	-
Prepaid expenses and other current assets	17,999	(3,528)
Prepaid inventory	49,866	196,386
Accounts payable	676,783	360,337
Customer deposits	-	167,116
Accrued expenses and other current liabilities	286,483	(70,989)
Due to Gold Grenade, LLC	162,083	41,423

Net cash used in operating activities	(497,959)	(879,658)

Cash flows from investing activities:
Acquisition of property and equipment	(149,438)	-
Net cash used in investing activities	(149,438)	-

Cash flows from financing activities:
Issuance of common stock, net of financing fees	-	564,480
Proceeds from short term loans	-	300,000
Proceeds from convertible debt, net of deferred financing fees	487,935	-
Net cash provided by financing activities	487,935	864,480

Net change in cash and cash equivalents	(159,462)	(15,178)

Cash and cash equivalents at beginning of period	388,892	71,532

Cash and cash equivalents at end of period	$229,430	$56,353

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$26,995	0
Income Taxes	1,600	-

Non-cash financing activities:
Conversion of bridge notes and convertible debt (see Note 6)	-	1,925,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 1.                FORMATION AND NATURE OF BUSINESS

Organization

BOLDFACE Group, Inc. (“BLBK”) together with its wholly owned subsidiary BOLDFACE Licensing + Branding (“BLB” and collectively, the “Company”) was incorporated under the laws of the State of Nevada on July 9, 2007. On July 12, 2012, BOLDFACE Acquisition Corp., the Company’s wholly owned subsidiary, merged with and into BLB, with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, the Company acquired the business of BLB and has continued the existing business operations of BLB as the Company’s wholly owned subsidiary. In connection with the Merger, on August 14, 2012, the Company’s Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

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

BLB was incorporated under the laws of the State of Nevada on April 26, 2012. BLB was founded by Ms. Nicole Ostoya, the Company’s Chief Executive Officer, President and a director, and Ms. Robin Coe-Hutshing, a principal shareholder of the Company. Ms. Ostoya and Ms. Coe-Hutshing are beauty industry veterans with over 40 years combined experience in the industry. BLB’s focus is on licensing top tier entertainment and designer brands for opportunities in the beauty, fragrance and personal care markets. BLB contracts to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools, and other beauty and personal care products in multiple channels of distribution.

To date, the Company has devoted its efforts to developing, marketing and selling its Kardashian Beauty™ brand in multiple retail channels, developing a line of products that will be marketed under its licenses with Mario Lopez and UGLYDOLL®, evaluating additional license agreements with additional celebrities and brands, and raising additional capital.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three month period ended September 30, 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of June 30, 2013 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended June 30, 2013. The Company’s operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis and ultimately attain profitability. The Company’s ability to continue as a going concern is also dependent upon its ability to obtain additional equity and/or debt financing or ability to generate sufficient revenue to cover its operating expenses. Additional financing may not be available upon acceptable terms, or at all.

To date, the Company has financed its operations from the proceeds generated from the private placement of equity, convertible debt instruments as well as through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) the acquisition of additional celebrity and brand licenses; (ii) payments under existing celebrity and brand licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company currently does not have a specific plan of how it will obtain such funding; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s current factoring agreement expires on November 21, 2013, and it may not be able to renew the factoring agreement or renew it on similar or more favorable terms.

The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors expressed substantial doubt about its ability to continue as a going concern in their audit report dated October 15, 2013, for the period ending June 30, 2013.

NOTE 2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary BLB. All significant intercompany balances and transactions are eliminated in consolidation.

Method of Accounting

The Company maintains its accounting records on the accrual method of accounting in conformity with GAAP. As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under general and administrative expenses in the accompanying condensed consolidated statements of operations.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Use of Estimates

In preparing the financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates on certain assumptions that it believes to be reasonable as of the reporting period, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most subjective and intricate estimates include inventory obsolescence and fair value calculations, including derivative liabilties and stock option expense.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

As of September 30, 2013, the Company achieved 44% of net revenues from international customers and 56% of net revenues from its domestic customers. The Company did not achieve any revenues for the three months ended September 30, 2012.

The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. The Company reduced revenue in the amount of $282,659 and $0 for the three months ended September 30, 2013 and September 30, 2012, respectively, and such amounts are included in discounts in the accompanying condensed consolidated statement of operations.

Fair Value Measurements

The Company’s financial instruments are primarily composed of cash, accounts receivable, factoring line of credit, accounts payable, and its convertible notes and warrants. The fair value of cash, restricted cash, accounts receivable, factoring line of credit, accounts payable and convertible notes closely approximates their carrying value due to their short maturities.

The valuation techniques utilized for the warrants and beneficial conversion feature of its convertible notes are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.

The Company’s warrants and the beneficial conversion feature for its convertible notes are categorized within Level 3 of the fair value hierarchy. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company's accounting and finance department.

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable balances represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at September 30, 2013 and June 30, 2013, respectively. The Company grants credit terms in the normal course of business to its customers. The Company does not require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operations when received. As of September 30, 2013, all of the Company’s accounts receivable were deemed to be collectible. One of the Company’s customers accounted for 76% and 94% of outstanding accounts receivable as of September 30, 2013 and June 30, 2013, respectively.

Inventories

Inventories, which consist primarily of finished goods, include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), and in-bound freight costs. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the three months ended September 30, 2013 and the period ended June 30, 2013, the Company reserved $50,000 and $365,722, respectively, for write-offs. The inventory write-off as of June 30, 2013 was primarily due to the name change of its Kardashian Beauty™ brand, which forced the Company to destroy or mark for destruction finished goods and work-in-process. Total inventories as of September 30, 2013 and June 30, 2013 were $2.550 million and $1.949 million, respectively.

Property and Equipment

Property and equipment as of September 30, 2013 consisted of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $710,100, net of accumulated depreciation, at September 30, 2013. Depreciation expense amounted to $108,371 and $0 for the three months ended September 30, 2013 and September 30, 2012, respectively, and is included in depreciation & amortization expense in the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $34,630 and $190,582 for the three months ended September 30, 2013 and September 30, 2012, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $70,949 and $84,569 for the three months ended September 30, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under general and administrative expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in operating expenses and amounted to $31,120 and $0 during the three months ended September 30, 2013 and September 30, 2012, respectively.

Selling commissions are expensed as incurred. Total selling commissions amounted to $26,054 and $0 for the three months ended September 30, 2013 and 2012, respectively, and are included in professional fees in the accompanying condensed consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4, 5 and 6). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

As of September 30, 2013 and June 30, 2013, deferred financing costs of $359,272 and $358,792, respectively, net of accumulated amortization, are presented on the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs of $61,584 and $6,387 as of September 30, 2013 and 2012, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations. The remaining deferred financing costs will be fully amortized by March 1, 2015.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is charged to the statement of operations.

As of September 30, 2013 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $955,005 and $281,716, respectively. Amortization of debt discounts of $261,273 and $0 is included in interest expense in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively. The remaining debt discounts will be fully amortized by March 1, 2015 (see Note 5).

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, which management estimates to approximate the Binomial Lattice Model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, the Company will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 3 inputs (see Notes 5 and 6).

Financial Instruments and Concentrations of Business and Credit Risk

FASB ASC Subtopic 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments. The Company’s financial instruments include cash and cash equivalents, convertible debt, a factoring line of credit, short-term loans, accounts payable and other current assets and liabilities.  The fair value of these instruments approximates their carrying value due to their relatively short maturities.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Customer concentrations also subject the Company to concentrations of credit risk.  The Company maintains cash balances that at times exceed amounts insured by the Federal Deposit Insurance Corporation.

Three customers accounted for approximately 39%, 30% and 20% of the Company’s net revenues for the three months ended September 30, 2013.  Accounts receivable for one customer represented 76% of the Company’s accounts receivable balance as of September 30, 2013. The Company did not have any revenue during the three months ended September 30, 2012. Four suppliers represented 38%, 13%, 9% and 9% of the Company’s inventory purchases as of September 30, 2013. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s license agreements (see Note 3). These fees are amortized using the straight-line method over the term of each license agreement.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

As of September 30, 2013 and June 30, 2013, license acquisition costs, net of amortization, were $23,833 and $24,504, respectively on the accompanying condensed consolidated balance sheets. Amortization of license acquisition costs of $671 is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations for each of the three months ended September 30, 2013 and September 30, 2012. Estimated future license acquisition cost amortization expense is as follows:

Twelve month periods ending September 30,
2014	$6,697
2015	7,793
2016	7,793
2017	1,550
$23,833

Impairment of Long-Lived Assets

The Company is subject to the provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets, which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset.  In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses.  No impairment losses of long-lived assets or intangible assets were recognized for the three months ended September 30, 2013 and September 30, 2012.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized.

Net Loss Per Share

Basic net income / (loss) per share is computed by dividing net income / (loss) by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include common stock options, common stock warrants and convertible debt have not been included in the computation of diluted net loss per share for all periods where there was a net loss as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Such potential shares of common stock consist of the following:

As of September 30, 2013
Warrants	69,810,575
Stock options	17,780,000
Convertible Debt	33,764,706
121,355,281

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 3.                 PREPAID ROYALTIES

On July 11, 2012, the Company entered into a license agreement with an individual pursuant to which the Company (i) acquired the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and (ii) the licensor agreed to provide certain ancillary services in connection with the marketing and promotion of the licensed products. The license agreement remains in effect through February 29, 2016.

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensor a royalty rate depending on the product sold on all net sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $600,000 depending on the launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $100,000
•	Contract period two: $225,000
•	Contract period three: $275,000

As part of the license agreement, $100,000 was prepaid and is presented net of amortization of $58,333 under prepaid royalty as of September 30, 2013.

On April 25, 2013, the Company entered into a license agreement with an entity acquiring pursuant to which the Company (i) acquired the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and (ii) the licensor agreed to provide certain ancillary services in connection with the marketing and promotion of the licensed products. The license agreement remains in effect through April 16, 2016.

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensor a royalty rate depending on the product sold on all net sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $100,000 depending on the launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $33,333
•	Contract period two: $33,333
•	Contract period three: $33,334

As part of the license agreement, $10,000 was prepaid and is recorded under prepaid royalty as of September 30, 2013.

On May 9, 2012, the Company entered into a license agreement with three individuals pursuant to which the Company (i) acquired the exclusive right to use the licensors’ images in connection with the development, production, distribution, advertisement, promotion and sale of products and (ii) the licensors agreed to provide certain ancillary services in connection with the marketing and promotion of the licensed products. The license agreement remains in effect through November 30, 2016. The Company has the option to extend the term of the license agreement for an additional period of eighteen months.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensors a single digit royalty depending on the product sold on all wholesale sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on the launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $1,000,000
•	Contract period two: $925,000 or $962,000
•	Contract period three: $1,188,625 or $1,394,900
•	Contract period four: $1,572,500 or $1,850,000

In addition to the royalty payments and guaranteed minimum royalty payments, the Company granted the licensors warrants to purchase 10,000,000 common shares of the Company’s common stock on a cashless exercise basis.

As part of the license agreement, $1,000,000 was prepaid during period ended June 30, 2012 and is presented net of amortization of $892,982 under prepaid royalty as of September 30, 2013.

NOTE 4.                FACTORING AGREEMENTS AND SHORT - TERM LOANS

Factoring Agreements

Effective as of November 21, 2012, each of BLBK and BLB entered into a one-year Factoring Agreement (the “Factoring Agreements”) and Supply Agreement (the “Supply Agreements”) with Star Funding, Inc. Under the terms of the Factoring Agreements, the Company sells most of its trade receivables to the factor without recourse as to credit risk but with recourse for any claims by customers for adjustments in the normal course of business. The Company is able to borrow up to 80% of its factored receivables. Under the terms of the Supply Agreements, the Company is able to finance the purchases of its inventory.

For the three months ended September 30, 2013 and September 30, 2012, interest and commissions totalled approximately $26,995 and $0, respectively, under the Factoring Agreements and Supply Agreements. Balances due from factor include outstanding accounts receivables from customers net of allowances for discounts and chargebacks, advances and interest due to factor. The Factoring Agreements and Supply Agreements limit the Company’s ability to: (i) incur additional debt, (ii) pay dividends or make distributions to its stockholders, (iii) incur liens that would rank senior in priority to, or pari passu with, the obligations under the Company’s the Factoring Agreements and Supply Agreements, (iv) sell certain assets, and (v) sell or otherwise dispose of any assets or rights of the Company or any of its subsidiaries, subject to certain exceptions. Substantially all of the Company’s assets are collateralized against the Factoring Agreements and Supply Agreements. The Company is continuing to operate under the existing Factoring Agreements and Supply Agreements until their renewal or cancellation.  The Company’s current factoring agreement expires on November 21, 2013, and it may not be able to renew the factoring agreement or renew it on similar or more favorable terms.

Outstanding Factored Receivables	$899,415
Less:
Advances and Deductions	(403,379)
Unapplied Customer Credits	0
Due from Factor, Net	$496,036

Short - Term Loans

During the three months ended September 30, 2012, the Company issued secured bridge loan promissory notes totalling in the aggregate $300,000 bearing interest at a rate of 10% per annum.

The promissory notes were issued in two installments:

•	September 7, 2012 - $150,000, due by December 7, 2012
•	September 25, 2012 - $150,000, due by December 25, 2012

As of March 28, 2013, the Company had re-paid the principal and accrued interest on all of the bridge loan promissory notes.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 5.                 CONVERTIBLE DEBT OFFERINGS

August Convertible Notes Offering

On August 29, 2013, the Company issued senior secured convertible notes (the “August Convertible Notes”) with an original issue discount of 12% and a conversion price of $0.068 per share (the “August Conversion Price”) for gross proceeds of $616,000.  The term of the August Convertible Notes include an eighteen-month maturity period, with partial redemption beginning on September 1, 2014. The August Convertible Notes bear interest at a rate of 8% per annum, which is paid quarterly. Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01. Upon any Event of Default (as defined in the August Convertible Notes), the outstanding principal amount of each August Convertible Note, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on each August Convertible Note shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  The August Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections.

As of November 19, 2013, with the timely filing of its Form 10-Q, the Company is in compliance with the covenants of the August Convertible Notes which require the timely filing of the Company’s periodic reports with the SEC. The August Convertible Notes limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the August Convertible Notes, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

In connection with the issuance of the August Convertible Notes, warrants to purchase 9,058,824 shares of the Company’s common stock (“August Convertible Note Warrants”) were issued.  The August Convertible Note Warrants are exercisable for five years on a cashless basis. The August Convertible Note Warrants are exercisable at $0.082 per share and are subject to “weighted average” and other customary anti-dilution protections (see Note 6).

August Convertible Note Redemption
On each of September 1, 2014, October 1, 2014, November 1, 2014, December 1, 2014, January 1, 2015 and February 1, 2015, the Company is obligated to redeem an amount equal to $51,333 and on March 1, 2015, the Company is obligated to redeem an amount equal to $308,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the August Convertible Notes) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the August Convertible Notes, the Company may elect to pay the Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Debt Discounts

The fair value of the August Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on August 29, 2013, totaling $113,091 is recorded as a debt discount in the accompanying consolidated condensed balance sheet as of September 30, 2013 and is amortized as interest expense in the accompanying condensed statements of operations over the term of the August Convertible Notes using the effective interest method (see Note 6).

Original Issue Discount
For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The August Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded as debt discount, reducing the face amount of each August Convertible Note and is amortized to interest expense over the term of the August Convertible Notes.

August Convertible Note Face Value	$616,000
Debt Discount
August Convertible Notes – Issued Warrant Derivative	87,264
Conversion Feature Derivative	25,827
Original Issue Discount	66,000
Total Debt Discount	$179,091
Amortization of Debt Discount, as of September 30, 2013	(10,344)
Debt Discount, Net	$168,747

August Convertible Notes Carrying Value at September 30, 2013	$447,253

Deferred Financing Costs

Transaction Fees
The Company paid $12,065, collectively, in legal fees to Gottbetter & Partners and Loeb & Loeb, and $50,000 in professional fees to the lead investor in the August Convertible Notes offering.

Legal fees and other fees associated with the August Convertible Notes offering	$62,065
Total Deferred Financing Costs	$62,065
Amortization of Deferred Financing Costs, as of September 30, 2013	(3,585)
Deferred Financing Costs, Net, as of September 30, 2013	$58,480

June Convertible Notes Offering

On June 20, 2013, the Company issued $1,500,000 senior secured convertible notes (the “June Convertible Notes”) with an original issue discount of 12%, and a conversion price of $0.068 per share (the “June Conversion Price”), for gross proceeds of $1,680,000.  The term of the June Convertible Notes includes an eighteen-month maturity period, with partial redemptions beginning on June 1, 2014. The June Convertible Notes bear interest at 8% per annum, which is paid quarterly beginning on November 1, 2013. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  Upon any Event of Default (as defined in the June Convertible Notes), the outstanding principal amount of the June Convertible Notes plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the June Convertible Notes shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  The June Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

As of November 19, 2013, with the timely filing of its Form 10-Q, the Company is in compliance with the covenants of the June Convertible Notes which require the timely filing of the Company’s periodic reports with the SEC. The June Convertible Notes limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the June Convertible Notes, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

In connection with the issuance of the June Convertible Notes, warrants to purchase 24,705,882 shares of the Company’s common stock (“June Convertible Note Warrants”) were issued. The June Convertible Note Warrants are exercisable for five years on a cashless basis. The June Convertible Note Warrants are exercisable at $0.082 per share and are subject to “weighted average” and other customary anti-dilution protections (see Note 6).

June Convertible Note Redemption
On each of June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, October 1, 2014 and November 1, 2014, the Company is obligated to redeem an amount equal to $140,000 and on December 1, 2014, the Company is obligated to redeem an amount equal to $840,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the June Convertible Notes) (collectively, the “June Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the June Convertible Notes, the Company may elect to pay the June Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

Debt Discounts

The fair value of the June Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on June 20, 2013, totaling $1,243,177 is recorded as a debt discount in the accompanying condensed consolidated balance sheet as of September 30, 2013 and is amortized as interest expense in the accompanying condensed consolidated statements of operations over the term of the June Convertible Notes using the effective interest method (see Note 6).

Original Issue Discount
For certain convertible debt issued, the Company may provide the debt holder with an original issue discount. The June Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded to debt discount, reducing the face amount of each June Convertible Note and is amortized to interest expense over the term of the June Convertible Notes.

June Convertible Notes Face Value	$1,680,000
Debt Discount
June Convertible Notes – Issued Warrant Derivative	752,126
Conversion Feature Derivative	491,051
Original Issue Discount	180,000
Total Debt Discount	$1,423,177
Amortization of Debt Discount, as of September 30, 2013	(250,929)
Debt Discount, Net	$1,172,248

June Convertible Notes Carrying Value at September 30, 2013	$507,752

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Deferred Financing Costs

Transaction Fees

The Company paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the June Convertible Notes offering a commission of 7.2% of the first $1,400,000 funds raised in the June Convertible Notes offering for a total payment of $100,000. In addition, GCM received five-year broker warrants to purchase approximately 2.0 million shares of the Company’s common stock at an exercise price of $0.082 per share (the “June Convertible Note Broker Warrants”). The June Convertible Note Broker Warrants are identical to the June Convertible Note Warrants in all material respects.   The Company also paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the June Convertible Notes offering.  The following table sets forth a summary of the fees and costs associated with the June Convertible Notes offering.

Placement agent and other fees associated with the June Convertible Notes offering	$304,293
June Convertible Note Broker Warrants	60,886
Total Deferred Financing Costs	$365,179
Amortization of Deferred Financing Costs, as of September 30, 2013	(64,387)
Deferred Financing Costs, Net, as of September 30, 2013	$300,792

NOTE 6.                 DERIVATIVE LIABILITY

As of September 30, 2013, the Company had reserved 68,263,946 shares of common stock for issuance upon exercise of the Company’s outstanding warrants. The Company had reserved 33,764,706 shares of common stock for issuance upon exercise of the Company’s outstanding convertible debt as of September 30, 2013.

In connection with the June and August Convertible Notes offerings, the Company entered into an Amendment and Waiver Agreement (collectively, the “Amendment Agreement”) the holders of substantially all of the securities issued in connection with the Company’s Bridge Notes (as defined below), PPO Units (as defined below), short-term loans and PPO and Bridge Broker Warrants (as defined below) with the holders (collectively, the “Holders”) pursuant to which the Company reduced the exercise prices of all of its outstanding Series A, Series B, Series C, Series D and Series E common stock purchase warrants (collectively, the “Warrants”) as follows: the exercise price per share of the Series A warrants that had an initial exercise price of $0.25 was reduced to $.01; the exercise price per share of the Series B warrants that had an initial exercise price of $0.50 was reduced to $.015; the exercise price per share of the Series C warrants that had an initial exercise price of $1.00 was reduced to $0.03; and the exercise price per share of the Series D and Series E warrants that had an initial exercise price of $0.25 was reduced to $0.01. As the triggering event for the re-pricing of the warrants was the June Convertible Notes offering, the effect of the reduction in the respective exercise prices was reflected in the June 30, 2013 statement of operations and accompanying balance sheet.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

In consideration of the exercise price reductions, the Holders agreed to permanently waive all past and future exercise price and share number anti-dilution adjustment provisions that would otherwise be triggered by share issuances by the Company at prices less than the purchase, exercise or conversion price of any securities acquired by the Holders in the offerings or underlying any of such securities.

Bridge Notes

Upon the completion of the Merger, $1,925,030 in bridge notes (the “Bridge Notes”) converted into PPO Units. The holders of the Bridge Notes received 7,700,120 five-year bridge warrants (the “Bridge Warrants”), each exercisable to purchase one share of the Company’s Common Stock. 3,850,060 of the Bridge Warrants were originally exercisable at $0.25 per share (the “Series A Warrants”) and 3,850,060 of the Bridge Warrants (the “Series B Warrants”) were originally exercisable at $0.50 per share. As of August 29, 2013, the Series A warrants were modified to be exercisable at $0.01 per share and the Series B warrants were modified to be exercisable at $0.015 per share. Except as to exercise price, the Bridge Warrants are identical, in all material respects to the Investor Warrants (as defined below).

Licensor Warrants

The Company also issued to the certain licensors warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock for a term of ten years at an original exercise price of $0.24 per share (the “Licensor Warrants”). The exercise price and number of shares of common stock issuable upon exercise of the Licensor Warrants may be adjusted in certain circumstances including stock splits and stock dividends (but excluding future issuances of the Company’s equity securities, regardless of whether or not such issuance is for no consideration or for consideration per share less than $0.24). The Licensor Warrants are exercisable on a cashless basis at any time prior to their expiration. Except as otherwise described herein, the Licensor Warrants are identical in all material respects to the Investor Warrants. On May 8, 2013, the Company reduced the exercise price of the Licensor Warrants to $0.12 in consideration of value received.

Private Placement Offering

Concurrently with the closing of the Merger, the Company completed an initial closing of a private placement offering (the “Offering”) wherein 500,000 units (the “PPO Units”) were sold, at a price of $0.25 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “Investor Warrants”). The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of the Company’s common stock. If at any time during the two year period following the closing of the Offering the Company issues additional shares of common stock for consideration per share of less than $0.25 (the “Reduced Price”), then the Company agreed to issue to the investors in the Offering, concurrently with such issue and without any additional consideration from the investors, a number of additional shares of the Company’s common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of the Company’s common stock included in the units being subscribed for in the subsequent offering. In addition, on July 12, 2012, the Company effected the conversion of $1,925,030 in Bridge Notes. The Bridge Notes were converted into 7,700,120 PPO Units and 7,700,120 five-year Investor Warrants each exercisable to purchase one share of the Company’s common stock. As of August 29, 2013, the Investor Warrants were modified to be exercisable at $0.03 per share.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

On July 20, 2012, the Company completed the second closing of the Offering through the sale of 124,000 PPO Units (for aggregate gross proceeds of $31,000) consisting of 124,000 shares of common stock and 124,000 five-year Investor Warrants with an exercise price of $1.00.

On July 31, 2012, the Company completed the third closing of the Offering through the sale of 1,639,920 PPO Units (for aggregate gross proceeds of $409,980) consisting of 1,639,920 shares of common stock and 1,639,920 five-year Investor Warrants with an exercise price of $1.00.

On August 24, 2012, the Company completed the fourth closing of the Offering through the sale of 500,000 PPO Units (for aggregate gross proceeds of $125,000) consisting of 500,000 shares of common stock and 500,000 five-year Investor Warrants with an exercise price of $1.00.

On September 10, 2012, the Company completed the fifth closing of the Offering through the sale of 80,000 PPO Units (for aggregate gross proceeds of $20,000) consisting of 80,000 shares of common stock and 80,000 five-year Investor Warrants with an exercise price of $1.00.

On December 6, 2012, the Company completed the sixth closing of the Offering through the sale of 600,000 PPO Units (for aggregate gross proceeds of $150,000) consisting of 600,000 shares of common stock and 600,000 five-year Investor Warrants with an exercise price of $1.00.

On December 10, 2012, the Company completed the seventh closing of the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 five-year Investor Warrants with an exercise price of $1.00.

On December 12, 2012, the Company completed the eighth closing of the Offering through the sale of 100,000 PPO Units (for aggregate gross proceeds of $25,000) consisting of 100,000 shares of common stock and 100,000 five-year Investor Warrants with an exercise price of $1.00.

On February 8, 2013, the Company completed the ninth closing of the Offering through the sale of 200,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 200,000 five-year Investor Warrants with an exercise price of $1.00.

As of August 29, 2013, the Investor Warrants, aggregating to 11,664,040 warrants, or the “Series C” Warrants, were modified to be exercisable at $0.03 per share.

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,010 five year broker warrants with an exercise price of $0.25 per share. Effective as of June 30, 2013, 79,975 broker warrants have been cancelled with the repurchase of 999,680 shares. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 72,000 five-year broker warrants with an exercise price of $0.25 per share. In connection with the February 8, 2013 closing, the Company issued 16,000 five-year broker warrants with an exercise price of $0.25 per share. As of August 29, 2013, the broker warrants, aggregating to 851,549 warrants, were modified to be exercisable at $0.01 per share.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Short - Term Loans

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

On March 28, 2013, in connection with a repayment of a short-term shareholder note, the Company issued an additional 150,000 five-year warrants to the holder to compensate the holder as the shareholder note was past due. The fair value of the warrants was $9,482 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.  These warrants are exercisable for a period of five years at a purchase price of $0.25 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

As of August 29, 2013, the Series D warrants were modified to be exercisable at $0.01 per share.

June and August Convertible Note Warrants

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 24,705,882 June Convertible Note Warrants, which are exercisable at $0.082 and contain weighted average anti-dilution protections.

The fair value of the warrants at issuance was estimated at $752,126 using a Black-Scholes valuation model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

In connection with the August Convertible Note offering on August 29, 2013, the Company issued 9,058,824 August Convertible Note Warrants, which are exercisable at $0.082 and contain weighted average anti-dilution protections.

The fair value of the warrants at issuance was estimated at $85,293 using a Black-Scholes valuation model with the following assumptions: expected volatility of 65%, risk free interest rate of 1.9%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded as a debt discount on the balance sheet.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

June Convertible Note Broker Warrants

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 2,000,000 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $0.082.

The fair value of the warrants at issuance was estimated at $60,886 using a Black-Scholes valuation model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Founder Warrants

In connection with the acquisition of the Third License on April 17, 2013, the Company issued 2,500,000 warrants. The warrants are exercisable at $0.13.

The fair value of the warrants at issuance was estimated at $210,349 using a Black-Scholes valuation model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Consultant Warrants

On April 8, 2013, the Company issued 500,000 five-year warrants with an exercise price of $0.25 to a consultant, engaged effective as of the same date for consulting services to the Company. The warrants shall vest ratably in arrears over six 30-day periods beginning on April 8, 2013, with one-sixth of the warrants vesting on each successive thirtieth day following April 8, 2013, subject to the termination of the consulting agreement prior thereto.

The fair value of the warrants at issuance was estimated at $42,625 using a Black-Scholes valuation model with the following assumptions: expected volatility of 65%, risk free interest rate of 1.57%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Debt Conversion Feature

The June and August Convertible Note offerings included a Debt Conversion Feature (see Note 5).

The fair value of the Debt Conversion Feature of the June 20, 2013 closing was estimated, using Level 3 inputs, at $491,051 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of eighteen months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

The fair value of the Debt Conversion Feature of the August 29, 2013 closing was estimated, using Level 3 inputs, at $25,827 using a Black-Scholes model with the following assumptions: expected volatility of 65%, risk free interest rate of 1.9%, expected life of eighteen months and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Fair Value Measurement

The fair value at issuance of those warrants granted during the quarter ended September 30, 2012 was estimated at $3,788,687 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of 5.0 – 10.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability section of the balance sheet.

The fair value at issuance of those warrants granted during the quarter ended December 31, 2012 was $888,596 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of 0.8 - 5.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability section of the balance sheet.

The fair value at issuance of those warrants granted during the quarter ended March 31, 2013 was estimated at $297,716 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.005%, expected life of 5.0 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability section of the balance sheet.

The fair value at issuance of those warrants granted during the quarter ended June 30, 2013 was estimated at $1,067,196 using a Black-Scholes model with the following assumptions: expected volatility of 55%, risk free interest rate of 1.685%, expected life of eighteen months to 10 years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability section of the balance sheet.

The Company’s warrant liability was valued at September 30, 2013 using a Black-Scholes valuation model with the following assumptions: expected volatility of 65%, risk free interest rate of 1.705%, expected life of eighteen months – 10 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table is a rollforward of the fair value of the warrant liability:

	September 30, 2013	June 30, 2013
Beginning Balance	$1,660,440	$0
Issuance of Warrants	113,091	7,252,283
Repurchase / Exercise / Cancellation of Warrants	0	(179,884)
Change in fair value	(870,591)	(5,411,959)
Ending Balance	$902,940	$1,660,440

The fair value of the Company’s outstanding warrants and derivative instruments was estimated at $902,940 and $1,660,440 as of September 30, 2013 and June 30, 2013. The gain / (loss) in the fair value of the warrants of $870,591 and $60,176 for the three months ended September 30, 2013 and September 30, 2012, respectively, was recognized as a gain in the derivative liability section on the accompanying condensed consolidated statement of operations.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 7.                COMMITMENTS AND CONTINGENCIES

License Agreements

On May 9, 2012, the Company entered into a licensing agreement with the Licensors (see Note 3 for further detail).

During the term of the licensing agreement the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $5,206,900 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $1,000,000
•	Contract period two: $925,000 or $1,000,000
•	Contract period three: $1,188,625 or $1,285,000
•	Contract period four: $1,572,500 or $1,700,000

On July 11, 2012, the Company entered into the Second License (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $600,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $100,000
•	Contract period two: $225,000
•	Contract period three: $275,000

On April 25, 2013, the Company entered into a licensing agreement with the Third Licensor (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $100,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:
•	Contract period one: $33,333
•	Contract period two: $33,333
•	Contract period three: $33,334

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $5,355 and $5,265 for the three months ended September 30, 2013 and September 30, 2012, respectively, and is included in general and administrative expenses in accompanying statement of operations. As of September 30, 2013, the lease has expired and the Company is renting the office space on a month-to-month basis.

On January 7, 2013, the Company executed a five-month operating lease for storage commencing on January 1, 2013 at a monthly rent payment of $1,500 per month. Total rent expense related to this operating lease was $4,500 and $0 for the three months ended September 30, 2013 and September 30, 2012, respectively, and is included in general and administrative expenses in accompanying statement of operations. As of September 30, 2013, the storage space lease has expired and the Company is renting the space on a month-to-month basis.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division (the “Court”). Chroma Makeup Studio, LLC (“Chroma”) alleged that the Company’s use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Beauty Marks”), for cosmetics is infringing upon Chroma's rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. The Court set a tentative trial date of April 22, 2014. The parties also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. On November 7, 2013, following private mediation, the parties agreed to settle the action and are currently negotiating the terms of a written settlement agreement.

On November 30, 2012, BLB filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013 Tillet filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition pursuant. In addition to BLB, Tillett's Counterclaims are made against the following additional parties: Kimsaprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the "Kardashian Parties"). In March 2013, Tillet obtained a preliminary injunction enjoining BLB’s use of the Khroma Beauty mark. BLB appealed the injunction and moved for a stay in the Ninth Circuit. As a result, the injunction was stayed until May 31, 2013. The Ninth Circuit ruled on the Company’s motion on June 7, 2013 granting Tillett’s application and ruling that the preliminary injunction would be effective as of June 7, 2013. By the time the stay expired, BLB had already changed the name of its mark from Khroma Beauty by Kourtney, Kim and Khloe to Kardashian Beauty. On August 9, 2013, BLB and the Kardashian Parties filed a joint motion to dismiss the appeal. On August 2, 2013, the parties participated in mediation in an attempt to settle the case but were unable to do so. The Court set a tentative trial date of April 22, 2014.

On October 28, 2013, Tillett filed a motion to amend its counterclaim to add Gold Grenade, LLC as a counter-defendant and two additional claims: conspiracy and common law trademark infringement.  The Company and the Kardashian Parties have filed an answer to Tillett’s motion.  On November 18, 2013, the Court denied Tillett’s motion to amend its counterclaim.

Based on the expressed willingness of BLB to settle the case and the likely cost to continuing litigation, the Company has accrued for settlement costs of less than $500,000 for any potential settlement offers.

Registration Agreement

As of September 30, 2013, the Company had 300,000,000 shares of common stock authorized. As of September 30, 2013, the Company had 156,491,118 shares issued and 155,491,438 shares outstanding.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights
In connection with the Merger and Offering (as defined in Notes 1, 4 and 7), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC and anticipates filing the Registration Statement during the quarter ending December 31, 2013. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

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

In December 2006, the FASB issued guidance on accounting for registration payment arrangements. This guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance on accounting for contingencies. This guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the FASB guidance to the registration rights associated with the Registration Rights Agreement.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The Amendment Agreements also provided for a waiver of all penalties incurred by the Company under the terms of the PPO registration rights agreement as a result of the Company’s failure to timely file and effect the registration for resale of the private placement securities.

Aegis Convertible Note Offering Registration Rights
In connection with two closings of convertible note offerings in December 2012 and March 2013, the Company also entered into a registration rights agreement with the Investors (the “Convertible Note Registration Rights Agreement”). Under the terms of the Convertible Note Registration Rights Agreement, the Company committed to file a registration statement on Form S-1, or other applicable form, covering the resale of (i) the Common Stock underlying the Warrants and (ii) the Common Stock underlying the Notes (collectively, the “Convertible Note Registrable Securities”) within 45 days from the final closing of the Offering (the “Filing Date”), and to use its commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effectiveness Date”).

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

During the period ended September 30, 2013, the Company has recorded total liabilities of $206,381 in accrued expenses on the accompanying condensed consolidated balance sheet associated with the above registration rights.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 8.                EQUITY TRANSACTIONS

On September 30, 2013, the Company issued 189,970 shares of common stock to a board member per the compensation package of said board member, fair valued at $6,250.

NOTE 9.                STOCK COMPENSATION EXPENSE AND FAIR VALUE MEASUREMENT

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

As of September 30, 2013, the Company has issued an aggregate of 17,780,000 common shares for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

Effective as of July 12, 2012 the Company issued 4,600,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO, a consultant and the Chairman of the Board of Directors; 3,600,000 of which have a five-year term and 1,000,000 of which has a ten-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of September 30, 2013, 1,000,000 options have been forfeited.

Effective as of August 15, 2012 the Company issued 400,000 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of September 30, 2013, 2,500 options have been forfeited.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

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

Effective as of July 12, 2013 the Company issued 11,400,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO and a consultant. The options have a five-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.06 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary of the grant date, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of August 15, 2013 the Company issued 1,357,500 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.05 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

As of September 30, 2013, 1,527,500 stock options had been forfeited.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the three months ended September 30, 2013, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of September 30, 2013. The relevant inputs used to determine the value of the stock option grants is as follows:

	Number of options outstanding	Weighted average risk-free rate	Expected life in years	Expected volatility	Expected dividends
July 12, 2012	3,600,000	0.83%	3.5	70%	0%
August 15, 2012	397,500	0.83%	6.0	70%	0%
November 21, 2012	500,000	0.95%	6.0	60%	0%
March 28, 2013	0	1.005%	6.0	55%	0%
April 8, 2013	500,000	1.685%	6.0	55%	0%
June 28, 2013	25,000	1.685%	6.0	55%	0%
July 12, 2013	11,400,000	1.715%	3.5	65%	0%
August 15, 2013	1,357,500	1.860%	6.0	65%	0%
Total	17,780,000

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The fair value of the Company’s outstanding options issued to non-employees was $50,375 as of September 30, 2013. These options were valued at September 30, 2013 using a Black-Scholes model with Level 3 inputs. Expected volatility was based on the volatility of similar public entities in the beauty industry.

As a result, share-based compensation expense totaled $159,948 and $130,148 for the three months ended September 30, 2013 and September 30, 2012, respectively, and is recorded in general and administrative expenses. The loss in the fair value of the options of $3,273 and $0, as of September 30, 2013 and September 30, 2012, respectively, was recorded under stock compensation expense and is reflected in general and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 10.              INCOME TAXES

The Company did not incur any income tax expense for the three months ended September 30, 2013. At September 30, 2013, $2,809,782 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

September 30, 2013
Statutory rate	34.0%
State income taxes	10.0%
Permanent differences	24.6%
Valuation allowance	(68.6)%
Other
Total	0.0%

The principal components of deferred tax assets and (liabilities) are as follows as of September 30, 2013 and June 30, 2013 on a tax effected basis:

	September 30, 2013	June 30, 2013
Net operating losses carryforward	$2,326,796		$2,002,842
Start-up costs and fixed assets, net of amortization	120,011		60,005
Property and equipment	87,709		56,270
Stock based compensation	275,897		192,786
Gross deferred taxes	$2,809,782		$2,311,903
Valuation allowance	(2,809,782)		(2,311,903)
Net deferred taxes	$-	$

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of September 30, 2013 and June 30, 2013, respectively, the Company did not recognize any liability for unrecognized tax benefits.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2013. There are no income tax examinations currently in process and as of the date of this report.

NOTE 11.              RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of September 30, 2013 and September 30, 2012, $162,082 and $149,898, respectively, was due to Gold Grenade. For the three months ended September 30, 2013 and September 30, 2012, the Company incurred approximately $276,450 and $202,700 respectively, in product development fees payable to Gold Grenade. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 12.              SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BOLDFACE Group, Inc. (“BGI” and, together with its wholly-owned subsidiary BOLDFACE Licensing + Branding (“BLB”), the “Company”, “we”, “us” or “our”) is a celebrity beauty licensing and branding company focused on acquiring top-tier entertainment, celebrity and designer brands for opportunities in the beauty, personal care, home and fragrance markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools and other beauty products in multiple channels of distribution.  We currently own the brand Kardashian Beauty™, and have licensed the right to use the Mario Lopez brand to develop and distribute products in the male fragrance and men’s grooming categories and the UGLYDOLL® brand to develop and distribute products in the personal care category. Our vision for our Kardashian Beauty™ brand is to offer luxury products at affordable prices through mass retail channels. We have secured distribution of Kardashian Beauty™ products in over 5,300 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, Fred Meyer®, meijer®, and Ricky’s NYC, and are currently in active discussions with other retailers to distribute Kardashian Beauty™ products.

RECENT DEVELOPMENTS – RESULTS OF OPERATIONS

Overview

During the quarter ended September 30, 2013, we achieved top-line gross and net revenue of $1.552 million and $1.269 million, respectively.  We did not achieve any revenue or margin for the quarter ended September 30, 2012.  During the quarter ended September 30, 2013, we continued to work on the expansion of our Kardashian Beauty™ brand through securing additional international points of distribution in South Africa and Australia as well as developing additional products that we believe are both unique and high-quality; thereby, building on our strategy of bringing luxury products at an affordable price for distribution to mass retailers. We also continued to work on the development of our lines of products that will be branded under our Mario Lopez and UGLYDOLL® licenses.

Kardashian Beauty™ License

We had net revenues of $1.269 million and a gross margin of 40% from our Kardashian Beauty ™ license for the three months ended September 30, 2013. We did not achieve any revenue or margin for the three months ended September 30, 2012.  Our gross margin as of September 30, 2013 was impacted by the name change of our Kardashian Beauty™ brand due to the re-labeling efforts and associated costs to update our products. The Kardashian Beauty™ brand currently consists of four categories of products: eyes (25 SKUs), lips (29 SKUs), face/body (21 SKUs), and nails (39 SKUs). Since inception, we have garnered over 139 million media impressions for the Kardashian Beauty™ brand in print and online media channels.  We have secured distribution for the Kardashian Beauty™ brand in over 5,300 points of distribution with U.S. retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, Fred Meyer®, meijer®, and Ricky’s NYC. We have also secured international distribution relationships in the European Union, Middle East, Australia and South Africa.

Mario Lopez License

We are currently in the product development phase for the products that will be branded under our Mario Lopez license.  We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our Mario Lopez license for the three months ended September 30, 2013 and September 30, 2012.

UGLYDOLL® License

We are currently in the product development phase for the products that will be branded under our UGLYDOLL® license.  We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our UGLYDOLL® license for the three months ended September 30, 2013 and September 30, 2012.

FACTORING AND SUPPLY AGREEMENTS

            Effective as of November 21, 2012, the Company and BLB each entered into a (i) Factoring Agreement, dated as of October 17, 2012 (the “Factoring Agreements”), with Star Funding, Inc. (“Star Funding”) pursuant to which Star Funding provides financing, on a discretionary basis, against our purchase orders, accounts, contract rights and other obligations for the payment of money, and (ii) Supply Agreement, dated as of October 17, 2012 (the “Supply Agreements”), with Star Funding pursuant to which Star Funding provides to us, on a discretionary basis, factoring and financial accommodations to enable the Company to purchase cosmetics and related products (collectively, the “Goods”).  Each of the Factoring and Supply Agreements is for an initial term of one year, subject to automatic one-year renewals or early termination as provided therein.

Under the Factoring Agreements, Star Funding has agreed to purchase certain of our accounts receivable. We agreed to pay Star Funding a factoring commission of between 1.0% and 1.5% of the gross amount of each account receivable subject to the Factoring Agreements, depending on the total gross amounts of account receivables purchased and the actual duration of the selling terms. As of September 30, 2013, $496,036 was due from factor.

The financing under the Supply Agreements may be made via direct payment to the Company’s suppliers, issuance of letters of credit and/or advances to the Company.  Under the Supply Agreements, the Company is required to pay Star Funding an amount equal to 5.0% per month of all Expenses (as such term is defined in the Supply Agreements) associated with the purchase of any Client-Assembled Goods (as such term is defined in the Supply Agreements), and (b) 2.0% of all Expenses associated with the purchase of any Pre-Assembled Goods (as such term is defined in the Supply Agreements) for the initial 30-day period, provided that such fee shall be reduced to 1.0% for each subsequent 15-day period until the date on which all of the Expenses have been paid in full in cash under the Supply Agreements. As of September 30, 2013, $0 was outstanding under the Supply Agreements.

MERGER WITH BOLDFACE LICENSING + BRANDING

On July 12, 2012, our wholly-owned subsidiary, BOLDFACE Acquisition Corp. (“Acquisition Corp.”), merged with and into BLB, with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of BLB common stock was cancelled and converted into 200 shares of our common stock resulting in the issuance of an aggregate of 20,000,000 shares to former BLB stockholders. As part of the Merger, we also issued 5,000,000 shares of our common stock to stockholders of BLB in proportion to their ownership of shares of BLB common stock, in connection with the execution of the License Agreement with Pez-Mar, Via Mar Productions Inc., a corporation wholly owned by Mario Lopez, dated as of July 11, 2012.

The Merger Agreement, dated as of July 12, 2012 (the “Merger Agreement”), executed in connection with the Merger contained customary representations, warranties and covenants of the Company and Acquisition Corp. The Merger Agreement provides for a post-closing adjustment in an aggregate amount of up to 1,000,000 additional shares of our common stock issuable pro rata to BLB’s pre-Merger stockholders for any breach of the Merger Agreement by us that is discovered during the two-year period following the closing date. The Merger Agreement also provided that 5% of the 20,000,000 shares of our common stock (the “BLB Escrowed Shares”) that BLB’s pre-Merger stockholders received in the Merger in exchange for shares of BLB common stock be held in escrow for any breach of the Merger Agreement by BLB that is discovered during the two-year period following July 12, 2012 pursuant to the terms of an Escrow Agreement, dated as of July 12, 2012, among us, the pre-Merger stockholders of BLB, and Gottbetter & Partners, LLP, as Escrow Agent. As of the date of this report, no breaches of the Merger Agreement have occurred.

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

In connection with the closing of the Merger, we issued warrants to purchase 10,000,000 shares of our common stock (the “Licensor Warrants”) to the licensors under the Kardashian Beauty™ license agreement.  The warrants are exercisable for a term of ten years.  The warrants were originally exercisable at $0.24 per share. Subsequently, we agreed with the warrant holders to lower the exercise price of the warrants to $0.12 per share.

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

CAPITAL EXPENDITURES

As of September 30, 2013, we incurred capital expenditures of $0.149 million, which consisted of fixtures at certain key customer retail stores and display rooms.

RESULTS OF OPERATIONS

Revenues

We generated net revenues from operations for the three months ended September 30, 2013 of $1.269 million. We did not generate any revenue for the three months ended September 30, 2012. Net sales were generated from the successful launch of our Kardashian Beauty™ brand and securing retail points of distribution domestically and international distribution relationships.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2013 was $0.757 million, or 60% of net revenues. The cost of goods sold includes direct materials, labor, overhead, and in-bound freight costs. As of September 30, 2013, we reclassified the presentation of freight-out from cost of sales and have included the expense as a selling expense under general and administrative expenses in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Cost of goods sold also includes a reserve of $0.050 million for the three months ended September 30, 2013 for inventory write-offs and write-downs.

Operating Expenses

We incurred operating expenses from operations for the three months ended September 30, 2013 and 2012 of $1.804 million and $1.081 million, respectively. Our operating expenses primarily consisted of general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party. The increase in our operating expenses is due to the increase in professional fees, expenses related to our ongoing litigation, depreciation and amortization expense and the build-out of our staff and infrastructure.

Losses from Operations

We incurred operating losses of $1.292 million and $1.081 million for the three months ended September 30, 2013 and 2012, respectively. The main components of the recorded operating loss during both periods were general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Other (Income) / Expense

We incurred other (income) / expenses for the three months ended September 30, 2013 and 2012 of $(0.501) million and $(0.060) million, respectively. Our other (income) / expense primarily consisted of non-cash interest expense and derivative liability gains.

Net Losses

We incurred net losses in the amounts of $0.791 million and $1.021 million, of $0.01 and $0.01 per basic and diluted share for the three months ended September 30, 2013 and 2012, respectively, primarily due to our losses from operations and net interest expense, offset by a non-cash derivative liability gain.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash and cash equivalents of $0.229 million compared to $0.389 million as of June 30, 2013. We had negative working capital of $0.767 million at September 30, 2013 compared to positive working capital $0.047 million, including $0.023 million of current portion of convertible debt net of debt discounts, at June 30, 2013. The change is attributable to investments in inventory as we continue to grow the Kardashian Beauty™ brand, an increase in accounts receivable and an increase in short term debt due to our recent financings.

As of September 30, 2013, our total assets were $4.841 million, our total shareholders’ deficit was $1.431 million and our total liabilities were $6.272 million compared to $4.382 million in total assets, $0.849 million in shareholders’ deficit and $5.231 million in total liabilities as of June 30, 2013.

As of September 30, 2013, our assets were comprised of $0.528 million in accounts receivable and due from factor, $2.759 million in inventory and prepaid inventory, $0.159 million in prepaid royalty, and $0.359 million in deferred financing costs. Our total liabilities were comprised primarily of $3.159 million in accounts payable and $0.903 million in long-term liabilities related to the value of our derivative instruments, debentures in the net amount of $0.955 million and accrued expenses of $1.093 million.

As of June 30, 2013, our assets were comprised of $0.264 million in accounts receivable and due from factor, $2.207 million in inventory and prepaid inventory, $0.379 million in prepaid royalty, and $0.359 million in deferred financing costs. Our total liabilities were comprised primarily of $2.482 million in accounts payable and $1.660 million in long-term liabilities related to the value of our derivative instruments, debentures in the net amount of $0.282 million and accrued expenses of $0.807 million.

We have limited cash reserves and need a substantial amount of capital to implement our business plan. To date, we have financed our operations from proceeds generated by the private placement of equity and convertible debt instruments and through our factoring line of credit. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional licenses; (ii) payments under existing licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses by raising additional capital and generating sufficient revenues to meet our short-term and long-term operating requirements. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing.

Net Cash Used in Operating Activities

During the three months ended September 30, 2013, we used net cash in operating activities of $0.498 million for inventory and accounts receivable offset by increases in accounts payable and accrued expenses. We spent $0.880 million for operating activities during the three months ended September 30, 2012.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the three months ended September 30, 2013 was $0.149 million. Net cash used in investing activities for the three months ended September 30, 2013 was attributable to the acquisition of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2013 was $0.488 million.  Net cash provided by financing activities for the three months ended September 30, 2013 was primarily attributable to a convertible note we issued to an existing investor.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis and ultimately attain profitability. The Company’s ability to continue as a going concern is also dependent upon its ability to obtain additional equity and/or debt financing or ability to generate sufficient revenue to cover its operating expenses. Additional financing may not be available upon acceptable terms, or at all.

To date, the Company has financed its operations from the proceeds generated from the private placement of equity, convertible debt instruments as well as through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) the acquisition of additional celebrity and brand licenses; (ii) payments under existing celebrity and brand licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company’s current factoring agreement expires on November 21, 2013, and it may not be able to renew the factoring agreement or renew it on similar or more favorable terms. The Company currently does not have a specific plan of how it will obtain such funding; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors expressed substantial doubt about its ability to continue as a going concern in their audit report dated October 15, 2013, for the period ending June 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The presentation of our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the three months ended September 30, 2013 included elsewhere in this Form 10-Q. Below, we have identified the accounting policies that are of particular importance in the presentation of our financial statements, results of operations and cash flows, and which require the application of significant judgment by management.

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

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we expect to recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. We expensed $0.283 million and $0 million for the three months ended September 30, 2013 and 2012, respectively, and such amounts are included in discounts in the accompanying statement of operations.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), and in-bound freight costs. We periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on our assessment of market conditions Write-downs and write-offs are charged to cost of goods sold. During the three months ended September 30, 2013 and the period ended June 30, 2013, we reserved $0.050 million and $0.365 million, respectively, for write-offs. The inventory write-off as of June 30, 2013 was primarily due to the name change of our Kardashian Beauty™ brand, which forced the Company to destroy or mark for destruction finished goods and work-in-process. Total inventories as of September 30, 2013 and June 30, 2013 were $2.550 million and $1.949 million, respectively.

Property and Equipment

Fixed assets as of September 30, 2013 consisted of costs incurred by us in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $0.710 million, net of accumulated depreciation, at September 30, 2013. Depreciation expense amounted to $0.108 million for the three months ended September 30, 2013, and is included in depreciation & amortization expense in the accompanying statements of operations. We had zero depreciation expense for the three months ended September 30, 2012.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0.035 million and $0.191 million for the three months ended September 30, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $0.071 million and $0.085 million for the three months ended September 30, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying statement of operations. As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under general and administrative expenses in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in operating expenses and amounted to $0.031 million and $0 during the three months ended September 30, 2013 and September 30, 2012, respectively.

Selling commissions are expensed as incurred. Total selling commissions amounted to $0.026 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and are included in professional fees in the accompanying statement of operations.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term and long-term loans (see Notes 4 and 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

In connection with an offering of debentures that closed in August 2013, we paid $50,000 to the investor in the offering and $12,064 in legal fees, collectively, to Loeb & Loeb and Gottbetter & Partners.

In connection with an offering of debentures that closed in June 2013, we paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the offering a commission of 7.2% of the first $1,400,000 funds raised in the offering for a total payment of $100,000. We also issued 2.0 million five-year warrants to GCM on the same terms as the warrants offered to the investors in the offering, with an exercise price of $0.082. In addition, we paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the offering.

As of September 30, 2013 and June 30, 2013, deferred financing costs of $0.359 million and $0.359 million, respectively, net of accumulated amortization, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $0.062 million and $0 as of September 30, 2013 and 2012, respectively, are included in interest expenses in the accompanying statement of operations. The remaining deferred financing costs will be fully amortized by March 1, 2015.

Debt Discount

We may record debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this From 10-Q). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

As of September 30, 2013 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $0.955 million and $0.282 million, respectively. Amortization of debt discounts of $0.262 million and $0 is included in interest expense in the accompanying statement of operations for the three months ended September 30, 2013 and 2012, respectively. The remaining debt discounts will be fully amortized by March 1, 2015. See Note 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model, which we estimate to approximate the Binomial Lattice model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, we estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

As of September 30, 2013, we had reserved 69,810,575 shares of common stock for issuance of common stock upon exercise of our outstanding warrants.

The fair value at issuance of the warrants granted during the three months ended September 30, 2013 was estimated at $0.158 million using the Black-Scholes model. The fair value of the warrants was recorded in the long-term liability and equity sections of the balance sheet.

As of September 30, 2013, the fair value of all warrants issued was estimated at $0.946 million. The gain in the fair value of the warrants of $0.871 million and $0.060 million for the three months ended September 30, 2013 and 2012, respectively, was recorded in the long-term liability section of the balance sheet and recorded as a gain in the derivative liability section on the statement of operations.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. Three customers accounted for approximately 39%, 30% and 20% of our net revenues for the three months ended September 30, 2013.  Accounts receivable for one customer represented 76% of our accounts receivable as of September 30, 2013. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

Impairment of Long-Lived Assets

The provisions of FASB ASC Topic 360, Property, Plant and Equipment – Impairment or Disposal of Long Lived Assets requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the three months ended September 30, 2013.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against our deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized. As we provided a full valuation allowance against our deferred tax assets, there was no net impact on net loss or net loss per share as of September 30, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that impact us.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the year ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of September 30, 2013 our disclosure controls and procedures were ineffective.

As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management identified a control deficiency relating to inadequate accounting resources. Management believes that this material weakness is primarily due to the limited number of accounting personnel. To mitigate the effects of this deficiency, we rely heavily on the use of external consultants.

Subject to the availability of funds, we plan to hire additional personnel with financial accounting expertise to further support our current accounting personnel. If and when implemented, our internal accounting personnel will be responsible for performing regular internal audits of the Company’s disclosure controls and procedures, internal control over financial reporting and performing other financial functions.

Management believes that hiring additional accounting personnel who have financial expertise and knowledge will result in a much more knowledgeable accounting staff. Additional accounting personnel will also ensure the proper segregation of duties and provide more checks and balances and better enable us to deal with any personnel losses within our accounting staff. We believe this will greatly decrease any disclosure control and procedure issues we may encounter in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

On November 19, 2012, an action entitled Chroma Makeup Studio LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma Makeup Studio LLC (“Chroma”) alleged that our use of the Khroma mark, alleged that our use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Beauty Marks”), infringes upon Chroma’s rights in its Chroma mark. The complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On December 5, 2012, Chroma filed a motion for preliminary injunction to enjoin our use of the Khroma Beauty Marks, including the promotion and sale of products offered under such marks during the pendency of the litigation. On January 23, 2013, the court denied Chroma’s motion. Prior to deciding the motion, the court ordered the parties to appear at a scheduling conference on March 25, 2013 to discuss the proposed pretrial discovery plan and address other pretrial issues. The scheduling conference occurred on March 25, 2013, and the court issued a scheduling order setting November 18, 2013 as the end of the discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014. On November 7, 2013, following private mediation, the parties agreed to settle the action and are currently negotiating the terms of a written settlement agreement.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. BLB’s complaint requests a declaration from the court that (1) BLB’s use of the Khroma term, including the marks Kardashian Khroma and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Marks”), does not infringe on By Lee Tillett, Inc.’s (“Tillett”) rights in its Kroma mark, and (2) BLB’s two pending trademark applications for the Khroma Marks should be allowed to register with the United States Patent and Trademark Office (“USPTO”). On January 9, 2013, Tillett filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition under applicable California law. In addition to BLB, Tillett’s counterclaims are made against BGI and Kimasprincess Inc., 2Die4Kourt Inc., Khlomoney Inc., Kim Kardashian, Kourtney Kardashian and Khloe Kardashian (the “Kardashian Parties”).

BLB and the Kardashian Parties filed an answer to Tillett’s counterclaims on February 11, 2013, and Tillett contemporaneously filed a motion for preliminary injunction to enjoin the Company’s use of the Khroma Marks. The Court heard the motion on March 11, 2013, and granted the motion after finding that Tillett had demonstrated a likelihood of success on its trademark infringement claim and related claims, and a likelihood of irreparable harm in the absence of injunctive relief. In the order granting the injunction, the Court enjoined BLB and its affiliates from making, promoting, or selling any goods or services using the Khroma trademark, although it did not prohibit the Company’s retailers from selling the Khroma products already in their inventories. On March 20, 2013, BLB filed an ex-parte application for clarification of the court’s order granting the motion and setting forth the terms of the injunction. With its application, BLB submitted a proposed order that would limit the scope of the injunction to the United States only, and make clear that it was not intended to apply to overseas sales or promotion. BLB ex-parte application is still pending and the Court has not yet issued a ruling or set a hearing date.

The Court ordered counsel for the parties to appear for a scheduling conference on March 25, 2013, following which the Court filed a preliminary scheduling order setting November 18, 2013 as the last day of the parties’ discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014. Following the scheduling conference, the discovery period opened and the parties exchanged requests for documents and information. BLB and the Kardashian Parties served their respective objections and responses to Tillett’s discovery requests on April 29, 2013. The parties have entered into a stipulated protective order concerning the production of confidential, proprietary, and private information during the discovery process.

In response to the injunction issued by the court, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals (the “9th Circuit”) on March 15, 2013 to overturn the district court’s March 11, 2013 decision. The Company filed its opening brief with the 9th Circuit on April 19, 2013. On March 18, 2013, the Company also filed a motion to stay with the 9th Circuit, requesting a stay of the injunction during the pendency of the Company’s appellate case. The 9th Circuit ruled on the Company’s motion on June 7, 2013 granting Tillett’s application and ruling that the preliminary injunction would be effective as of June 7, 2013

On October 28, 2013, Tillett filed a motion to amend its counterclaim to add Gold Grenade, LLC as a counter-defendant and two additional claims: conspiracy and common law trademark infringement.  The Company and the Kardashian Parties have filed an answer to Tillet’s motion.  On November 18, 2013, the Court denied Tillet’s motion to amend its counterclaim.

Based on the existing status of the two actions, our management believes it has adequately reserved for these matters such that there would not be a material effect on future financial statements.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock is highly speculative and involves a high degree of risk.  We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict.  Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-Q.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO THE COMPANY

 We have a limited operating history.

Our wholly-owned operating subsidiary, BLB, was incorporated on April 26, 2012.  BLB has a limited operating history in an industry characterized by changing consumer preferences, evolving industry standards and frequent introductions of new products and services.  As of September 30, 2013, BLB had acquired three licenses: (i) the Kardashian Beauty™ license, (ii) the Mario Lopez license and (iii) the UGLYDOLL® license.

The Company expects to acquire additional celebrity and designer brand licenses although no assurance can be given that the Company will be able to do so. Our limited operating history, and our dependence on a limited number of licenses and the uncertainty surrounding our ability to acquire additional licenses may have a material adverse effect on our business, results of operations and financial condition.

Our operating results are unpredictable and are expected to fluctuate in the future.

Our operating results are unpredictable and are expected to fluctuate in the future as a result of a number of factors, many of which may be beyond our control. As a result, operating results for any period should not be relied upon as an indication of our future performance.  The following factors may affect our operating results:

•	our ability to deliver products in a timely manner and in sufficient volumes;
•	our ability to recognize product trends;
•	our loss of one or more significant distributors or customers;
•	the introduction of successful new products by our competitors;
•	our inability to maintain or increase awareness and recognition of our brands; and
•	adverse media reports on the use of our products.

Because our business is constantly evolving, our historical operating results may not be useful in predicting our future operating results.

Our working capital is limited and we may need additional financing to continue our operations.

As of September 30, 2013, we had negative working capital of $0.768 million, which includes the current portion of amortized debt discounts of $0.208 million.  We require substantial working capital to fund our operations, and additional capital may be necessary for the Company to continue its operations. If we are unable to obtain financing in the amounts required and on acceptable terms, or at all, or raise additional capital, we may be required to significantly reduce the scope of our operations, which may have a material adverse effect on our business, results of operations and financial condition.

If unknown liabilities should arise in connection with the Merger and the split-off of our wholly-owned subsidiary BOLDFACE Split Corp., we may be required to divert cash from other business purposes to discharge such liabilities, which may have a material adverse effect on our business, results of operations and financial condition.

In connection with the Merger, we split off (the “Split-Off”) our wholly-owned subsidiary, BOLDFACE Split Corp., a Nevada corporation (“Split Corp.”). The Split-Off was accomplished through the exchange of 189,781,000 shares of our common stock held by Noah Levinson for all of the issued and outstanding shares of common stock of Split Corp.  All of our assets and liabilities immediately following the Merger, excluding any assets and liabilities of BLB assumed in the Merger, were transferred to Split Corp.

Although we transferred certain assets and liabilities relating to our pre-merger shell operations in connection with the Merger and the Split-off, there can be no assurance that such transfer will release us of all such liabilities.  If Split Corp. does not pay such liabilities or unknown liabilities arise, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our current business, results of operation and financial condition.

Our failure to manage our growth could place a significant strain on our operational and financial resources.

Our growth has placed a significant strain on our operational and financial resources and has placed significant demands on our current management and personnel.  In order to manage growth, we will be required to expand existing operations, particularly with respect to product development and marketing, and to improve existing, and implement new, operational and financial systems, procedures and controls.

We have experienced a significant strain on our resources because of difficulties in hiring and retaining skilled personnel necessary to support our business and the continued development of our financial and information management systems.  Difficulties we may encounter in dealing successfully with the above risks could adversely affect our operations. We cannot offer any assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to identify, hire, train, retain, motivate and manage required personnel.  A failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends on our ability to execute our business strategy.

Our ability to implement our business strategy is dependent upon a number of factors, including our ability to:

•	develop high-quality brands in connection with our current licenses;
•	establish, maintain and increase our product sales and market share, and strengthen the recognition of our brands;
•	implement appropriate product mix and pricing strategies and realize the anticipated benefits from these strategies;
•	realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
•	effectively manage our inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;
•	acquire additional celebrity and designer brand licenses; and
•	secure short and long-term financing at attractive rates.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or a material reduction in purchase volume by any of these customers would adversely affect our sales and results of operations.

For the three months ended September 30, 2013, three customers accounted for approximately 90% of our net revenues for the three months ended September 30, 2013.  Our largest customer for the three months ended September 30, 2013, accounted for 40% of our sales.  The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, would have a material adverse effect on our sales and results of operations.

We are currently defendants in two pending trademark infringement actions.  If we are unable to successfully defend against or settle these actions, our business, financial condition and results of operations may be materially adversely effected.

We are currently defendants in two pending trademark infringement actions.  On November 19, 2012, an action entitled Chroma Makeup Studio LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma alleged that our use of the term “Khroma”, including the Khroma Beauty Marks, infringes upon Chroma’s rights in its Chroma mark. The complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On November 7, 2013, following a private mediation, the parties agreed to settle the action and are currently negotiating the terms of a written settlement agreement.

On November 30, 2012, we filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma Marks does not infringe on Tillett’s rights in its Kroma mark, and (2) BLB’s pending trademark applications for the Khroma Marks should be allowed to register with the USPTO. On January 9, 2013, Tillett filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition under applicable California law. In addition to BLB, Tillett’s counterclaims are made against the following additional parties: BGI and the Kardashian Parties.  The parties are currently in the discovery phase, and the court has set a tentative trial date of April 22, 2014.

If we are unable to settle these actions or successfully defend against these actions, our business, financial condition and results of operations may be materially adversely effected.

For additional disclosure relating to these actions, please see Item 1 “Legal Proceedings” contained elsewhere in this Form 10-Q.

There is substantial doubt about our ability to continue as a going concern.

In its audit report, dated October 15, 2013, for the period ending June 30, 2013, Friedman LLP, our former independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis and ultimately attain profitability. Our ability to continue as a going concern is also dependent on our ability to raise additional capital or obtain additional financing and our ability to generate sufficient revenue to cover our operating expenses. Additional financing may not be available upon acceptable terms, or at all.

To date, we have financed our operations from proceeds generated by the private placement of equity and convertible debt instruments and through our factoring line of credit. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of additional licenses; (ii) payments under existing licenses, (iii) developmental expenses associated with a start-up business; (iv) research and development costs associated with new product offerings, and (v) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses by raising additional capital and generating sufficient revenues to meet our short-term and long-term operating requirements. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2013, our management determined that certain disclosure controls and procedures were ineffective, which could result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of September 30, 2013, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

When our resources permit, we intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures, including (i) hiring additional individuals with accounting, auditing and financial reporting experience, (ii) segregating our internal and external financial reporting among a larger finance and accounting staff, (iii) implementing more specific segregation of our accounting software and (iv) providing historical information more timely.  We have also adopted and implemented written procedures to document retailer purchase orders, inventory buying, product discounts and product transition flow, invoice review, cash and expense management, as well as an analysis of our cost of goods sold.  If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures, or if material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, and we may be required to restate our prior period financial results.

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

As of September 30, 2013, we had total debt, prior to debt discounts, of approximately $2.296 million under the Debentures, plus accrued interest of approximately $43,344. In connection with the sale of the Debentures, the investors who purchased our 12% secured convertible notes in December 2012, March 2013 and April 2013 in an aggregate principal amount of $3.380 million converted all of their 12% secured convertible notes (including accrued and unpaid interest thereon) into shares of our common stock.

The terms of the Debentures and the Factoring Agreements and the Supply Agreements and related agreements we entered into with Star Funding, Inc. impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

•	incur additional indebtedness;
•	pay dividends or make distributions to our shareholders;
•	incur liens that would rank senior in priority to, or pari passu with, the obligations under the Debentures; and
•	sell or otherwise dispose of any assets or rights of the Company or any subsidiary, subject to certain exceptions.

These restrictions may affect our ability to operate our business, including, among other things:

•	making it more difficult for us to satisfy our obligations with respect to the Debentures and our other indebtedness;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;
•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
•	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;
•	placing us at a disadvantage compared to other, less leveraged competitors; and
•	increasing our cost of borrowing.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Debentures.

Our ability to make scheduled payments or to refinance our debt obligations with respect to the Debentures and our other indebtedness depends on our financial and operating performance, which, in turn is subject to certain financial, competitive, business and other factors which may be beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Debentures, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.

In addition, we cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations.  In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service obligations, we cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to repay our debt service obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

RISKS RELATED TO OUR BUSINESS

The beauty business is highly competitive, and if we are unable to compete effectively, our results of operations could suffer.

We face vigorous competition from companies throughout the United States and the world, including multinational consumer product companies.  Most of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on the pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel and the efficiency of our manufacturing channels and distribution networks.  If we are unable to compete effectively, our results of operations could suffer.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and the financial strength of customers that are retailers, which could adversely affect our financial results.

Consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower. A decline in consumer purchases of discretionary items may impact sales of our products and our customers that are retailers.  A downturn in the economies in which we expect to sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales and profitability.

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

Development and awareness of the Company will depend largely on our success in creating recognition of the brands we manufacture and distribute. If our distributors and customers, and ultimately our consumers, do not perceive us as a company that manufactures and distributes high-quality affordable beauty products, we may be unsuccessful in promoting and maintaining our brands. Our business is significantly dependent on our licenses with celebrities and designer brands.  In addition, our ability to successfully market, promote and sell our products is tied, to a certain extent, to the popularity of our celebrity licensors.  Any negative publicity associated with our celebrity licensors could affect our ability to market and distribute our products.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debenture Offering

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

The Debenture bears interest at a rate of 8% per annum, payable quarterly on each of February 1, May 1, August 1 and November 1, beginning on November 1, 2013.  Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (“VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $0.01.  On each of September 1, 2014, October 1, 2014, November 1, 2014, December 1, 2014, January 1, 2015 and February 1, 2015, the Company is obligated to redeem an amount equal to $51,333 and on March 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date. Upon any Event of Default (as such term is defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

At any time after the six-month anniversary of the Closing Date, the Company may prepay any portion of the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 20% and other amounts owing in respect thereof through the applicable date of optional redemption, subject to notice to the holder.

The Company’s obligations under the Debenture are secured by a lien on the assets of the Company (subordinated to our factor), pursuant to the terms of a Security Agreement, dated as of August 29, 2013 and are subject to a Guaranty, dated August 29, 2013, pursuant to which BLB has guaranteed the obligations of BGI.

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

Equity Transactions

On September 30, 2013, the Company issued 189,970 shares of common stock, fair valued at $6,250, to a board member as compensation for serving on the Board of Directors of the Company.  The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
4.1	Form of Convertible Debentures issued on August 29, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
4.2	Form of Warrant issued on August 29, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)
10.1
Form of Securities Purchase Agreement, dated as of August 29, 2013, by and between the Company and the Investor in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.2
Form of Security Agreement, dated as of August 29, 2013, by and between the Company and the Investor in the Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

10.3
Form of Guarantee of BOLDFACE Licensing + Branding, dated as August 29, 2013, by and between BLB and the Investor in the Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2013)

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
101*†
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited) and (iv) Notes to Interim Condensed Consolidated Financial Statements

* Filed herewith.
† Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of such section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2013

BOLDFACE Group, Inc.

By:	/s/ Nicole Ostoya
Name:	Nicole Ostoya
Title:	Chief Executive Officer and President

BOLDFACE Group, Inc.

By:	/s/ Ashumi Shippee
Name:	Ashumi Shippee
Title:	Chief Financial Officer