Form 10-Q
period 2013-12-31
BOLDFACE GROUP, INC.
filed 2014-02-14
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, there were 154,929,596 shares of the registrant’s common stock outstanding.

BOLDFACE GROUP, INC.

TABLE OF CONTENTS

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I FINANCIAL INFORMATION		2

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 (UNAUDITED) AND JUNE 30, 2013	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)	4

	NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-27

ITEM 1.	FINANCIAL STATEMENTS	2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	MINE SAFETY DISCLOSURES	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	45

SIGNATURES		46

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (this “Form 10-Q”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information that is currently available to the Company’s management.  When used in this Form 10-Q, the words “may”, “will”, “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are intended to identify forward-looking statements. Such forward-looking statements include, in particular, projections about the Company’s future results and statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates.  All statements other than statements of historical fact are forward-looking statements.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from these forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance our operations, competition, material adverse changes in economic and industry conditions, retention and renewal of existing license agreements and entry into new license agreements.  Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by any forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	June 30, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$26,431	$388,892
Accounts receivable	9,199	100,087
Due from factor, net	244,970	164,090
Inventory (net of reserve of $200,000 and $365,772, as of December 31, 2013 and June 30, 2013, respectively)	2,049,503	1,948,908
Prepaid inventory	307,376	258,531
Prepaid expenses and other current assets	78,449	89,786
Current portion of prepaid royalty	8,055	378,960
Current portion of deferred financing costs, net	157,138	29,899
Total current assets	2,881,121	3,359,153

Property and equipment, net	617,414	669,033
Deferred financing costs, net	133,059	328,893
License acquisition costs	20,298	24,504

Total assets	$3,651,892	$4,381,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,642,532	$2,481,852
Accrued expenses and other current liabilities	1,067,818	806,553
Current portion of convertible debt, net of debt discount ($596,021 and $116,524, as of December 31, 2013 and June 30, 2013, respectively)	589,312	23,476
Due to Gold Grenade, LLC (related party)	234,550	-
Total current liabilities	5,534,212	3,311,881

Long-Term Liabilities
Convertible debt, net of debt discount ($485,798 and $1,281,760, as of December 31, 2013 and June 30, 2013, respectively)	624,869	258,240
Derivative liability	527,606	1,660,440
Total Long-Term Liabilities	1,152,475	1,918,680

Total Liabilities	6,686,687	5,230,561

Commitments and Contingencies (Note 7)

Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 155,829,276 and 155,301,468 shares issued as of December 31, 2013 and June 30, 2013 respectively	155,829	155,301
Treasury stock, at cost - 999,680 and 999,680 shares as of December 31, 2013 and June 30, 2013, respectively	(228,284)	(228,284)
Additional paid in capital	7,211,525	6,841,822
Accumulated deficit	(10,173,865)	(7,617,817)
Total shareholders' deficit	(3,034,795)	(848,978)

Total liabilities and shareholders' deficit	$3,651,892	$4,381,583

The accompanying notes are an integral part of these condensed consolidated financial statements

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands)

	Six Months Ended		Three Months Ended
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12
Revenues
Gross revenues	$3,520,976	$1,753,812	$1,968,962	$1,753,812
Discounts	782,521	227,543	499,861	227,543
Revenues, net of discounts	2,738,455	1,526,269	1,469,101	1,526,269

Cost of Goods Sold
Cost of goods sold	1,900,211	794,396	1,143,141	794,396

Gross Profit	838,244	731,873	325,960	731,873

Operating expenses:
Selling expenses	350,516	341,778	253,513	341,778
Research and development	11,189	23,012	5,747	3,473
Royalty expense	396,334	322,809	176,597	161,404
Professional fees	667,705	608,723	245,443	571,326
General and administrative expenses	1,697,022	1,392,179	1,015,521	731,830
Depreciation and amortization expense	234,969	74,176	126,598	74,176
Product development fee - related party	500,000	412,700	230,000	210,000
Total Operating Expense	3,857,735	3,175,377	2,053,419	2,093,987

Loss from operations	(3,019,491)	(2,443,504)	(1,727,459)	(1,362,114)

Other (income) / expenses:
Interest expense, net of interest income	782,482	296,135	413,016	296,135
Derivative liability (gain) / loss	(1,245,925)	346,627	(375,334)	406,803

Net loss	$(2,556,048)	$(3,086,266)	$(1,765,141)	$(2,065,052)

Net loss per share attributable to common shareholders—basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of common shares used in computing —basic and diluted	154,397,805	87,188,180	154,491,758	87,773,384

The accompanying notes are an integral part of these condensed consolidated financial statements

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(2,556,048)	$(3,086,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	327,606	289,279
Shares issued for services	42,625	-
Inventory reserves	200,000	-
Amortization of license acquisition costs	4,206	1,342
Amortization of deferred financing costs	130,659	62,523
Amortization of debt discount	495,559	52,704
Depreciation	234,969	11,652
Derivative liability gain	(1,245,925)	346,627
Change in operating assets and liabilities:
Accounts receivable	90,888	(905,496)
Due from factor, net	(80,880)	-
Prepaid royalty	370,905	272,808
License acquisition costs	-	(8,902)
Inventory	(300,595)	(626,677)
Prepaid expenses and other current assets	11,337	(98,528)
Prepaid inventory	(48,845)	(570,806)
Accounts payable	1,160,680	996,984
Customer deposits	-	13,470
Accrued expenses and other current liabilities	261,265	347,134
Due to Gold Grenade, LLC	234,550	(108,475)

Net cash used in operating activities	(667,044)	(3,010,626)

Cash flows from investing activities:
Acquisition of property and equipment	(183,351)	(139,829)
Net cash used in investing activities	(183,351)	(139,829)

Cash flows from financing activities:
Issuance of common stock, net of financing fees	-	771,235
Purchase of treasury stock and warrants	-	-
Proceeds from short term loans	-	1,335,000
Paydown of short term loans	-	(1,085,000)
Factoring line of credit, net		536,144
Issuance of convertible debt	550,000	2,000,000
Payments for deferred financing fees in relation to convertible debt issuance	(62,065)	(316,710)
Net cash provided by financing activities	487,935	3,240,669

Net change in cash and cash equivalents	(362,461)	90,214

Cash at beginning of period	388,892	71,532

Cash at end of period	$26,431	$161,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$59,161	210,228
Income Taxes	-	-

Non-cash financing activities:
Conversion of bridge notes and convertible debt	-	1,925,030
Contribution from shareholder of deferred financing cost	-	1,156,000
Other non-cash deferred financing fees from issuance of convertible debt	-	137,238
Fair value of conversion features and warrants issued in connection with equity and debt financing	113,091	5,203,574

The accompanying notes are an integral part of these condensed consolidated financial statements

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
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

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2013 and for the three and six month period ended December 31, 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of June 30, 2013 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013.

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

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis, to raise additional equity and/or debt financing and through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company currently does not have a specific plan of how it will obtain such funding; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company continues to operate within its factoring agreement, which automatically renewed on November 21, 2013 for an additional one-year period.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Method of Accounting

The Company maintains its accounting records on the accrual method of accounting in conformity with GAAP. As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense in the accompanying condensed consolidated statements of operations. As of December 31, 2013, the Company reclassified the presentation of commissions and fees from general and administrative expense and has included the expense as a selling expense in the accompanying condensed consolidated statements of operations.

Use of Estimates

In preparing the financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates on certain assumptions that it believes to be reasonable as of the reporting period, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most subjective and intricate estimates include inventory obsolescence reserves, certain accruals, returns and allowances and fair value calculations, including derivative liabilities and stock option expense.

Revenue Recognition

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

For the six months ended December 31, 2013, the Company achieved 46% of net revenues from international customers and 54% of net revenues from its domestic customers. For the three and six months ended December 31, 2012, the Company achieved 2% of net revenues from international customers and 98% of net revenues from its domestic customers.

For the three months ended December 31, 2013, the Company achieved 47% of net revenues from international customers and 53% of net revenues from its domestic customers.

The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction of revenue over the period in which revenue is recognized.

The Company reduced revenue in the amount of $782,520 and $227,543 for the six months ended December 31, 2013 and December 31, 2012, respectively, and such amounts are included in discounts in the accompanying condensed consolidated statement of operations.

The Company reduced revenue in the amount of $499,681 and $227,543 for the three months ended December 31, 2013 and December 31, 2012, respectively, and such amounts are included in discounts in the accompanying condensed consolidated statement of operations.

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

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Accounts Receivable

Accounts receivable balances represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2013 and June 30, 2013, respectively. The Company grants credit terms in the normal course of business to its customers. The Company does not require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operations when received. As of December 31, 2013, all of the Company’s accounts receivable were deemed to be collectible. One customer accounted for 69% and 94% of outstanding accounts receivable as of December 31, 2013 and June 30, 2013, respectively.

Inventories

Inventories, which consist primarily of finished goods, include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), and in-bound freight costs. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the six months ended December 31, 2013 and the twelve months ended June 30, 2013, the Company reserved $200,000 and $365,722, respectively, for write-offs. The inventory write-off as of June 30, 2013 was primarily due to the name change of its Kardashian Beauty™ brand, which forced the Company to destroy or mark for destruction finished goods and work-in-process. The inventory write-off reserve as of December 31, 2013 was for allowances related to liquidation of slower moving items and write-offs for obsolete inventory. Total inventories as of December 31, 2013 and June 30, 2013 were $2.050 million and $1.949 million, respectively.

Property and Equipment

Property and equipment as of December 31, 2013 consists of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $617,414, net of accumulated depreciation, at December 31, 2013.

Depreciation expense amounted to $234,969 and $11,652 for the six months ended December 31, 2013 and December 31, 2012, respectively, and is included in depreciation & amortization expense in the accompanying condensed consolidated statements of operations.

Depreciation expense amounted to $126,598 and $11,652 for the three months ended December 31, 2013 and December 31, 2012, respectively, and is included in depreciation & amortization expense in the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $88,024 and $290,762 for the six months ended December 31, 2013 and December 31, 2012, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses amounted to $53,394 and $100,181 for the three months ended December 31, 2013 and December 31, 2012, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $350,516 and $341,778 for the six months ended December 31, 2013 and 2012, respectively, and are included in operating expenses in the accompanying statements of operations. Total selling expenses amounted to $253,513 and $341,778 for the three months ended December 31, 2013 and 2012.

As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in selling expense under operating expenses and amounted to $74,578 and $262,527 during the six months ended December 31, 2013 and December 31, 2012, respectively. Total shipping expense was $43,458 and $262,527 for the three months ended December 31, 2013 and 2012, respectively.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Selling commissions are expensed as incurred. As of December 31, 2013, the Company reclassified the presentation of commissions and fees from general and administrative expenses and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Total selling commissions amounted to $74,056 and $74,451 for the six months ended December 31, 2013 and 2012, respectively, and are included in selling expenses in the accompanying condensed consolidated statements of operations.  Total selling commissions amounted to $48,002 and $74,451 for the three months ended December 31, 2013 and 2012, respectively.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4, 5 and 6). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

As of December 31, 2013 and June 30, 2013, deferred financing costs of $290,197 and $358,792, respectively, net of accumulated amortization, are presented on the accompanying condensed consolidated balance sheets.

Amortization expense for deferred financing costs was $130,659 and $62,523 for the six months ended December 31, 2013 and 2012, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense for deferred financing costs was $69,075 and $62,523 for the three months ended December 31, 2013 and 2012, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations.  The remaining deferred financing costs will be fully amortized by March 1, 2015.

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is charged to the statement of operations.

As of December 31, 2013 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $1,214,181 and $281,716, respectively.

Amortization expense for debt discounts was $495,559 and $52,704 is included in interest expense in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2013 and 2012, respectively. Amortization expense for debt discounts was $255,443 and $52,704 is included in interest expense in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2013 and 2012, respectively. The remaining debt discounts will be fully amortized by March 1, 2015 (see Note 5).

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model, which management estimates to approximate the fair value using the Binomial Lattice Model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, the Company will estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 3 inputs (see Notes 5 and 6).

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Three customers accounted for approximately 33%, 25% and 24% of the Company’s net revenues for the six months ended December 31, 2013. Three customers accounted for approximately 30%, 29% and 18% of the Company’s net revenues for the three months ended December 31, 2013. Three customers accounted for approximately 36%, 20% and 17% of the Company’s net revenues for the three and six months ended December 31, 2012.

Accounts receivable for one customer represented 69% of the Company’s accounts receivable balance, prior to accrued discounts, as of December 31, 2013. Accounts receivable for one customer represented 94% of the Company’s accounts receivable balance as of June 30, 2013.

Three suppliers represented 33%, 15%, and 14% of the Company’s inventory purchases as of December 31, 2013.

The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s license agreements (see Note 3). These fees are amortized using the straight-line method over the term of each license agreement.

As of December 31, 2013 and June 30, 2013, license acquisition costs, net of amortization, were $20,298 and $24,504, respectively on the accompanying condensed consolidated balance sheets.

Amortization of license acquisition costs of $4,206 and $1,342 is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2013 and December 31, 2012. Amortization of license acquisition costs was $3,535 and $671 for the three months ended December 31, 2013 and December 31, 2012.

Estimated future license acquisition cost amortization expense is as follows:

Twelve month periods ending December 31,
2014	$7,793
2015	7,793
2016	4,712
$20,298

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset.  In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses.  No impairment losses of long-lived assets or intangible assets were recognized for the six and three months ended December 31, 2013 and December 31, 2012.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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

As of December 31, 2013
Warrants	69,682,783
Stock options	17,780,000
Convertible Debt	33,764,706
121,355,281

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

As part of the license agreement, $100,000 was prepaid and is presented net of amortization of $100,000 under prepaid royalty as of December 31, 2013.

On April 25, 2013, the Company entered into a license agreement with an entity pursuant to which the Company (i) acquired the exclusive right to use the licensor’s image in connection with the development, production, distribution, advertisement, promotion and sale of products and (ii) the licensor agreed to provide certain ancillary services in connection with the marketing and promotion of the licensed products. The license agreement remains in effect through April 16, 2016.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

As part of the license agreement, $10,000 was prepaid and is presented net of amortization of $1,945 under prepaid royalty as of December 31, 2013.

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

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensors a single digit royalty depending on the product sold on all wholesale sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $4,985,000 depending on the launch date of various products in accordance with the following schedule, but subject to adjustments:

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

As part of the license agreement, $1,000,000 was prepaid during period ended June 30, 2012 and is presented net of amortization of $1,000,000 under prepaid royalty as of December 31, 2013.

Contractual Obligations and Commitments:

The table below provides information concerning obligations of our contractual commitment as of December 31, 2013:

	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years
License agreement obligations	$7,417,125	$1,185,278	$3,389,722	$2,842,125	$0
Operating lease obligation	$0	$0	$0	$0	$0
Total	$7,417,125	$1,185,278	$3,389,722	$2,842,125	$0

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

For the six months ended December 31, 2013 and December 31, 2012, interest and commissions totaled approximately $59,907 and $36,765, respectively, under the Factoring Agreements and Supply Agreements. For the three months ended December 31, 2013 and December 31, 2012, interest and commissions totaled approximately $32,912 and $36,765, respectively, under the Factoring Agreements and Supply Agreements. Balances due from factor include outstanding accounts receivables from customers net of allowances for discounts and chargebacks, advances and interest due to factor. The Factoring Agreements and Supply Agreements limit the Company’s ability to: (i) incur additional debt, (ii) pay dividends or make distributions to its stockholders, (iii) incur liens that would rank senior in priority to, or pari passu with, the obligations under the Company’s the Factoring Agreements and Supply Agreements, (iv) sell certain assets, and (v) sell or otherwise dispose of any assets or rights of the Company or any of its subsidiaries, subject to certain exceptions. Substantially all of the Company’s assets are collateralized against the Factoring Agreements and Supply Agreements. The Company is continuing to operate under the existing Factoring Agreements and Supply Agreements until their renewal or cancellation, which automatically renewed on November 21, 2013 for an additional one-year period.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Outstanding Factored Receivables	$507,700
Less:
Advances and Deductions	(262,730)
Unapplied Customer Credits	0
Due from Factor, Net	$244,970

Short - Term Loans

During the six months ended December 31, 2012, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum.

The promissory notes were issued in two installments:

•	September 7, 2012 - $150,000, due by December 7, 2012

•	September 25, 2012 - $150,000, due by December 25, 2012

As of March 28, 2013, the Company had re-paid the principal and accrued interest on all of the bridge loan promissory notes.

On November 9, 2012, the Company issued a short-term note in the principal amount of $60,000 to a stockholder of the Company bearing interest at an annual rate of 10%. As of December 21, 2012, the Company had re-paid the principal plus accrued interest on this promissory note.

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

As of February 14, 2014, with the timely filing of its Form 10-Q, the Company is in compliance with the covenants of the August Convertible Notes which require the timely filing of the Company’s periodic reports with the SEC. The August Convertible Notes limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the August Convertible Notes, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

August Convertible Note Redemption

On September 1, 2014, October 1, 2014, November 1, 2014, December 1, 2014, January 1, 2015 and February 1, 2015, the Company is obligated to redeem an amount equal to $51,333 and on March 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the August Convertible Notes) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the August Convertible Notes, the Company may elect to pay the Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

Debt Discounts

The fair value of the August Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on August 29, 2013, totaling $113,091 is recorded as a debt discount in the accompanying consolidated condensed balance sheet as of December 31, 2013 and is amortized as interest expense in the accompanying condensed statements of operations over the term of the August Convertible Notes using the effective interest method (see Note 6).

Original Issue Discount

For certain convertible debt issue, the Company may provide the debt holder with an original issue discount. The August Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded as debt discount, reducing the face amount of each August Convertible Note and is amortized to interest expense over the term of the August Convertible Notes.

August Convertible Note Face Value	$616,000
Debt Discount
August Convertible Notes – Issued Warrant Derivative	87,264
Conversion Feature Derivative	25,827
Original Issue Discount	66,000
Total Debt Discount	$179,091
Amortization of Debt Discount, as of December 31, 2013	(38,933)
Debt Discount, Net	$140,158

August Convertible Notes Carrying Value at December 31, 2013	$475,842

Deferred Financing Costs

Transaction Fees

The Company paid $12,065, collectively, in legal fees to Gottbetter & Partners and Loeb & Loeb, and $50,000 in professional fees to the lead investor in the August Convertible Notes offering.

Legal fees and other fees associated with the August Convertible Notes offering	$62,065
Total Deferred Financing Costs	$62,065
Amortization of Deferred Financing Costs, as of December 31, 2013	(13,493)
Deferred Financing Costs, Net, as of December 31, 2013	$48,572

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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

As of February 14, 2014, with the timely filing of its Form 10-Q, the Company is in compliance with the covenants of the June Convertible Notes which require the timely filing of the Company’s periodic reports with the SEC. The June Convertible Notes limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the June Convertible Notes, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

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

June Convertible Note Redemption

On June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, October 1, 2014 and November 1, 2014, the Company is obligated to redeem an amount equal to $140,000 and on December 1, 2014, the Company is obligated to redeem an amount equal to $840,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the June Convertible Notes) (collectively, the “June Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the June Convertible Notes, the Company may elect to pay the June Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $0.068 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

Debt Discounts

The fair value of the June Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on June 20, 2013, totaling $1,423,177 is recorded as a debt discount in the accompanying condensed consolidated balance sheet as of December 31, 2013 and is amortized as interest expense in the accompanying condensed consolidated statements of operations over the term of the June Convertible Notes using the effective interest method (see Note 6).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Original Issue Discount

For certain convertible debt issue, the Company may provide the debt holder with an original issue discount. The June Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded to debt discount, reducing the face amount of each June Convertible Note and is amortized to interest expense over the term of the June Convertible Notes.

June Convertible Notes Face Value	$1,680,000
Debt Discount
June Convertible Notes – Issued Warrant Derivative	752,126
Conversion Feature Derivative	491,051
Original Issue Discount	180,000
Total Debt Discount	$1,423,177
Amortization of Debt Discount, as of December 31, 2013	(481,516)
Debt Discount, Net	$941,661

June Convertible Notes Carrying Value at December 31, 2013	$738,339

Deferred Financing Costs

Transaction Fees

The Company paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the June Convertible Notes offering a commission of 7.2% of the first $1,400,000 funds raised in the June Convertible Notes offering for a total payment of $100,000. In addition, GCM received five-year broker warrants to purchase approximately 1.9 million shares of the Company’s common stock at an exercise price of $0.082 per share (the “June Convertible Note Broker Warrants”). The June Convertible Note Broker Warrants are identical to the June Convertible Note Warrants in all material respects. The Company also paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the June Convertible Notes offering.  The following table sets forth a summary of the fees and costs associated with the June Convertible Notes offering.

Placement agent and other fees associated with the June Convertible Notes offering	$304,293
June Convertible Note Broker Warrants	60,886
Total Deferred Financing Costs	$365,179
Amortization of Deferred Financing Costs, as of December 31, 2013	(123,554)
Deferred Financing Costs, Net, as of December 31, 2013	$241,625

December 2012 Convertible Notes Offering

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

As of June 20, 2013, the Convertible Notes and the Convertible Note Warrants were converted into equity. The Convertible Notes were converted at a per share price of $0.07, as the Company’s stock price was less than $0.30 on the Reset Date, for 30,276,190 shares. The Convertible Note Warrants were converted into 7,000,000 shares of the Company’s common stock.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

Deferred Financing Costs

Transaction Fees

The Company paid Aegis Capital Corp. (“Aegis”), who acted as the sole placement agent for the Convertible Notes Offering a commission of 10% of the funds raised in the Convertible Notes Offering and a 3% non-accountable reimbursement of its expenses, for a total payment of $406,900, which is recorded as a deferred financing cost in the accompanying balance sheet.

The Company incurred additional fees of $96,556 for legal and escrow agent fees in connection with the Convertible Notes Offering, which are recorded as a deferred financing cost in the accompanying balance sheet.

Convertible Note Broker Warrants

In addition, Aegis received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 1,600,000 shares of the Company’s common stock. The Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects, except that they are exercisable at $0.25. As of June 20, 2013, the Convertible Note Broker Warrants were considered converted into 1,440,000 shares of common stock based on the same conversion terms as the Convertible Note Warrants. The Convertible Note Broker Warrants were valued at approximately $137,238 based on a Black-Scholes model (see Note 6 for further detail).

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

NOTE 6.                         DERIVATIVE LIABILITY

As of December 31, 2013, the Company had reserved 69,682,783 shares of common stock for issuance upon exercise of the Company’s outstanding warrants. The Company had reserved 33,764,706 shares of common stock for issuance upon exercise of the Company’s outstanding convertible debt as of December 31, 2013.

In connection with the June and August Convertible Notes offerings, the Company entered into an Amendment and Waiver Agreement (collectively, the “Amendment Agreement”) the holders of substantially all of the securities issued in connection with the Company’s Bridge Notes (as defined below), PPO Units (as defined below), short-term loans and PPO and Bridge Broker Warrants (as defined below) with the holders (collectively, the “Holders”) pursuant to which the Company reduced the exercise prices of all of its outstanding Series A, Series B, Series C, Series D and Series E common stock purchase warrants (collectively, the “Warrants”) as follows: the exercise price per share of the Series A warrants that had an initial exercise price of $0.25 was reduced to $0.01; the exercise price per share of the Series B warrants that had an initial exercise price of $0.50 was reduced to $0.015; the exercise price per share of the Series C warrants that had an initial exercise price of $1.00 was reduced to $0.03; and the exercise price per share of the Series D and Series E warrants that had an initial exercise price of $0.25 was reduced to $0.01. As the triggering event for the re-pricing of the warrants was the June Convertible Notes offering, the effect of the reduction in the respective exercise prices was reflected in the June 30, 2013 statement of operations and accompanying balance sheet.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
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

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of 656,010 five year broker warrants with an exercise price of $0.25 per share. Effective as of December 31, 2013, 119,962 broker warrants have been cancelled with the repurchase of 999,680 shares. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 187,514 five-year broker warrants with an exercise price of $0.25 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 72,000 five-year broker warrants with an exercise price of $0.25 per share. In connection with the February 8, 2013 closing, the Company issued 16,000 five-year broker warrants with an exercise price of $0.25 per share. As of August 29, 2013, the broker warrants, aggregating to 851,549 warrants, were modified to be exercisable at $0.01 per share.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
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

Convertible Note Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 8,000,000 Convertible Note Warrants. 4,000,000 Convertible Note Warrants were exercisable at $0.50 and 4,000,000 Convertible Note Warrants were exercisable at $1.00.

The fair value of the warrants at issuance was estimated at $686,192 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.

Convertible Note Broker Warrants

In connection with the Convertible Note offering, the Company issued 1,600,000 Convertible Note Broker Warrants. 800,000 Convertible Note Broker Warrants are exercisable at $0.50 and 800,000 Convertible Note Warrants are exercisable at $1.00.

The fair value of the warrants at issuance was estimated at $137,238 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and deferred financing cost on the balance sheet.

Debt Conversion Feature

The Convertible Note offering on December 21, 2012 included a Debt Conversion Feature (see Note 5).

The fair value of the Debt Conversion Feature was estimated, using Level 3 inputs, at $663,528 using a Black-Scholes model with the following assumptions: expected volatility of 60%, risk free interest rate of 0.95%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry.

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

June Convertible Note Broker Warrants

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 1,912,195 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $0.082.

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
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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

The fair value at issuance of those warrants granted during the quarter ended September 30, 2013 was estimated at $155,716 using a Black-Scholes model with the following assumptions: expected volatility of 65%, risk free interest rate of 1.57% -1.90%, expected life of eighteen months to five years, based upon the term of the warrant, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability section of the balance sheet.

The Company’s warrant liability was valued at December 31, 2013 using a Black-Scholes valuation model with the following assumptions: expected volatility of 80%, risk free interest rate of 2.1%, expected life of fourteen months – 10 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty industry. The following table is a roll forward of the fair value of the warrant liability:

	December 31, 2013	June 30, 2013
Beginning Balance	$1,660,440	$0
Issuance of Warrants	113,091	7,252,283
Repurchase / Exercise / Cancellation of Warrants	0	(179,884)
Change in fair value	(1,245,925)	(5,411,959)
Ending Balance	$527,606	$1,660,440

The fair value of the Company’s outstanding warrants and derivative instruments was estimated at $527,606 and $1,660,440 as of December 31, 2013 and June 30, 2013. The (gain) / loss in the fair value of the warrants of $(1,245,925) and $346,627 for the six months ended December 31, 2013 and December 31, 2012, respectively, was recognized as a (gain) / loss in the derivative liability section on the accompanying condensed consolidated statement of operations. The (gain) / loss in the fair value of the warrants was $(375,334) and $406,803 for the three months ended December 31, 2013 and December 31, 2012, respectively.

NOTE 7.                         COMMITMENTS AND CONTINGENCIES

License Agreements

On May 9, 2012, the Company entered into a licensing agreement with the Licensors (see Note 3 for further detail).

During the term of the licensing agreement the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $4,985,000 depending on launch date of various products in accordance with the following schedule, but subject to adjustments:

•	Contract period one: $1,000,000

•	Contract period two: $925,000 or $1,000,000

•	Contract period three: $1,188,625 or $1,285,000

•	Contract period four: $1,572,500 or $1,700,000

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $10,710 and $10,620 for the six months ended December 31, 2013 and December 31, 2012, respectively, and is included in general and administrative expenses in accompanying statement of operations. Total rent expense related to this operating lease was $5,355 for each of the three months ended December 31, 2013 and December 31, 2012. As of December 31, 2013, the lease has expired and the Company is renting the office space on a month-to-month basis.

On January 7, 2013, the Company executed a five-month operating lease for storage commencing on January 1, 2013 at a monthly rent payment of $1,500 per month. Total rent expense related to this operating lease was $9,000 and $0 for the six months ended December 31, 2013 and December 31, 2012, respectively, and is included in general and administrative expenses in accompanying statement of operations. Total rent expense related to this operating lease was $4,500 and $0 for the three months ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the storage space lease has expired and the Company is renting the space on a month-to-month basis.

Litigation

In the normal course of business, the Company may become involved in various legal proceedings. Except as described below, management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition.

On November 19, 2012, an action entitled Chroma Makeup Studio, LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division (the “Court”). Chroma Makeup Studio, LLC (“Chroma”) alleged that the Company’s use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Beauty Marks”), for cosmetics is infringing upon Chroma's rights in its Chroma mark. The Complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. The Court set a tentative trial date of April 22, 2014. The parties also agreed to pursue private mediation in an attempt to resolve the disputed issues in this case. On November 7, 2013, following private mediation, the parties agreed to settle the action and are currently negotiating the terms of a written settlement agreement. On December 11, 2013, the Company entered into a settlement agreement and mutual general release (the “Settlement Agreement”) with Chroma to settle any and all claims between the Company and Chroma. Pursuant to the terms of the Settlement Agreement, the parties have agreed that the terms of the Settlement Agreement are to remain confidential.  Pursuant to the terms of the Settlement Agreement, and with no admission of any liability, the Company has agreed to pay Chroma a cash amount over a period of one year commencing on December 31, 2013 and ending on December 31, 2014. The total cash amount that the Company has agreed to pay Chroma is lower than the amount the Company reserved for any payments to be made in connection the dispute.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

On November 30, 2012, BLB filed a complaint for a declaratory judgment in the United States District Court for the Central District of California, Western Division entitled BOLDFACE Licensing + Branding v. By Lee Tillett, Inc. (“Tillett”). BLB’s complaint requests a declaration from the Court that (1) BLB’s use of the Khroma term, including the Khroma Beauty marks does not infringe on Tillett’s rights in its Kroma trademark, and (2) BLB’s two pending trademark applications for Khroma Beauty marks should be allowed to register with the USPTO. On January 9, 2013 Tillet filed an answer and counterclaims for (1) trademark infringement, (2) false designation of origin, (3) trademark infringement, and (4) unfair competition pursuant. In addition to BLB, Tillett's Counterclaims are made against the following additional parties: Kims a princess Inc., 2Die4Kourt Inc., Khlomoney Inc., and individuals Kim Kardashian, Kourtney Kardashian, and Khloe Kardashian (collectively, the "Kardashian Parties"). In March 2013, Tillet obtained a preliminary injunction enjoining BLB’s use of the Khroma Beauty mark. BLB appealed the injunction and moved for a stay in the Ninth Circuit. As a result, the injunction was stayed until May 31, 2013. The Ninth Circuit ruled on the Company’s motion on June 7, 2013 granting Tillett’s application and ruling that the preliminary injunction would be effective as of June 7, 2013. By the time the stay expired, BLB had already changed the name of its mark from Khroma Beauty by Kourtney, Kim and Khloe to Kardashian Beauty. On August 9, 2013, BLB and the Kardashian Parties filed a joint motion to dismiss the appeal. On August 2, 2013, the parties participated in mediation in an attempt to settle the case but were unable to do so. The Court set a tentative trial date of April 22, 2014.

On October 28, 2013, Tillett filed a motion to amend its counterclaim to add Gold Grenade, LLC as a counter-defendant and two additional claims: conspiracy and common law trademark infringement.  The Company and the Kardashian Parties have filed an answer to Tillett’s motion.  On November 18, 2013, the Court denied Tillett’s motion to amend its counterclaim.

The Company filed a motion for summary judgment, contending that Tillett could not prove that it suffered any damages based on the conduct of the BLB. On December 6, 2013, the Court issued an order to show cause re: contempt and sanctions against BLB based on allegations that BLB had distributed Khroma labeled product after the effective date of the preliminary injunction. As part of that order, the Court took off calendar the pending summary judgment motion and all remaining trial and pre-trial dates. The parties filed briefs regarding the alleged contempt and an evidentiary hearing was held on January 9, 2014, after which the Court took the matter under submission. As of the date of this filing, no ruling has been issued.

Based on the expressed willingness of BLB to settle the cases and the likely cost to continuing litigation, the Company has accrued for total settlement costs of less than $700,000 for any potential settlement offers.

Registration Agreement

As of December 31, 2013, the Company had 300,000,000 shares of common stock authorized. As of December 31, 2013, the Company had 155,829,276 shares issued and 155,591,438 shares outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights

In connection with the Merger and Offering (as defined in Notes 1, 4 and 7), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
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

During the period ended December 31, 2013, the Company has recorded total liabilities of $206,381 in accrued expenses on the accompanying condensed consolidated balance sheet associated with the above registration rights.

NOTE 8.                         EQUITY TRANSACTIONS

On December 31, 2013, the Company issued 337,838 shares of common stock to a board member per the compensation package of said board member, fair valued at $6,250.

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

As of December 31, 2013, the Company has issued an aggregate of 17,780,000 common shares for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

Effective as of July 12, 2012 the Company issued 4,600,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO, a consultant and the Chairman of the Board of Directors; 3,600,000 of which have a five-year term and 1,000,000 of which has a ten-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of December 31, 2013, 1,000,000 options have been forfeited.

Effective as of August 15, 2012 the Company issued 400,000 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $0.24 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of December 31, 2013, 2,500 options have been forfeited.

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
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

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

As of December 31, 2013, 1,527,500 stock options had been forfeited.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company and similar public entities in the beauty industry. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the six months ended December 31, 2013, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of December 31, 2013. The relevant inputs used to determine the value of the stock option grants is as follows:

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

The fair value of the Company’s outstanding options issued to non-employees was $27,119 as of December 31, 2013. These options were valued at December 31, 2013 using a Black-Scholes model with Level 3 inputs. Expected volatility was based on the volatility of similar public entities in the beauty industry.

As a result, share-based compensation expense totaled $315,106 and $289,279 for the six months ended December 31, 2013 and December 31, 2012, respectively, and is recorded in general and administrative expenses. Share-based compensation expense totaled $161,803 and $159,131 for the three months ended December 31, 2013 and December 31, 2012, respectively.

NOTE 10.                      INCOME TAXES

The Company did not incur any income tax expense for the three and six months ended December 31, 2013. At December 31, 2013, $2,746,569 of federal and state net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

December 31, 2013
Statutory rate	34.0%
State income taxes	6.0%
Permanent differences	(15.7)%
Valuation allowance	(21.4)%
Other	(2.7)%
Total	0.0%

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED DECEMBER 31, 2013
(UNAUDITED)

The principal components of deferred tax assets and (liabilities) are as follows as of December 31, 2013 and June 30, 2013 on a tax effected basis:

	December 31, 2013	June 30, 2013
Net operating losses carryforward	$2,159,286	$2,002,842
Start-up costs and fixed assets, net of amortization	120,011	60,005
Property and equipment	126,955	56,270
Stock based compensation	340,217	192,786
Gross deferred taxes	$2,746,569	$2,311,903
Valuation allowance	(2,746,569)	(2,311,903)
Net deferred taxes	$-	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of December 31, 2013 and June 30, 2013, respectively, the Company did not recognize any liability for unrecognized tax benefits.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2013. There are no income tax examinations currently in process and as of the date of this report.

NOTE 11.                      RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two of the shareholders to receive product development services. As of December 31, 2013 and December 31, 2012, $234,550 and $149,898, respectively, was due to Gold Grenade. For the six months ended December 31, 2013 and December 31, 2012, the Company incurred approximately $500,000 and $412,700 respectively, in product development fees payable to Gold Grenade. For the three months ended December 31, 2013 and December 31, 2012, the Company incurred approximately $230,000 and $210,000 respectively, in product development fees payable to Gold Grenade. The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 12.                      SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BOLDFACE Group, Inc. (“BGI” and, together with its wholly-owned subsidiary BOLDFACE Licensing + Branding (“BLB”), the “Company”, “we”, “us” or “our”) is a celebrity beauty licensing and branding company focused on acquiring top-tier entertainment, celebrity and designer brands for opportunities in the beauty, personal care, home and fragrance markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools and other beauty products in multiple channels of distribution.  We currently own the brand Kardashian Beauty™, and have licensed the right to use the Mario Lopez brand to develop and distribute products in the male fragrance and men’s grooming categories and the UGLYDOLL® brand to develop and distribute products in the personal care category. Our vision for our Kardashian Beauty™ brand is to offer luxury products at affordable prices through mass retail channels. We have secured distribution of Kardashian Beauty™ products in over 5,100 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, Fred Meyer®, meijer®, and Ricky’s NYC, and are currently in active discussions with other retailers to distribute Kardashian Beauty™ products.

RECENT DEVELOPMENTS – RESULTS OF OPERATIONS

Overview

During the quarter ended December 31, 2013, we achieved top-line gross and net revenue of $1.969 million and $1.469 million, respectively compared to $1.754 million and $1.526 million for the quarter ended December 31, 2012.  During the quarter ended December 31, 2013, we continued to work on the expansion of our Kardashian Beauty™ brand through securing additional international points of distribution as well as developing seasonal and core-line products that we believe are both unique and high-quality; thereby, building on our strategy of bringing luxury products at an affordable price for distribution to mass retailers. We also continued to work on the development of our lines of products that will be branded under our Mario Lopez and UGLYDOLL® licenses.

Kardashian Beauty™ License

We had net revenues of $2.738 million and a gross margin of 31% from our Kardashian Beauty ™ license for the six months ended December 31, 2013 compared $1.526 million and a gross margin of 48% for the six months ended December 31, 2012.  Our gross margin as of December 31, 2013 was impacted by the name change of our Kardashian Beauty ™ brand due to the re-labeling efforts and associated costs to update our products as well as a reserve for inventory liquidation and write-offs for slow moving inventory. The Kardashian Beauty™ brand currently consists of four categories of products: eyes (38 SKUs), lips (40 SKUs), face/body (24 SKUs), and nails (46 SKUs). Since inception, we have garnered over 139 million media impressions for the Kardashian Beauty™ brand in print and online media channels.  We have secured distribution for the Kardashian Beauty™ brand in over 5,100 points of distribution with U.S. retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, Fred Meyer®, meijer®, and Ricky’s NYC. We have also secured international distribution relationships in the European Union, Middle East, Australia and South Africa.

We had net revenues of $1.469 million and a gross margin of 22% from our Kardashian Beauty ™ license for the three months ended December 31, 2013 compared $1.526 million and a gross margin of 48% for the three months ended December 31, 2012. Our net revenues for the three months ended December 31, 2013 represented 54% of the revenues for the six months ended December 31, 2013 primarily due to sales of seasonal items as well as improving our in-stock position for our core items in the quarter. Our gross margin for the three months ended December 31, 2013 was negatively impacted by an inventory reserve of $0.200 million for inventory liquidations as well as seasonal items that have a lower gross margin as compared to our core line.

Mario Lopez License

We are currently in the product development phase for the products that will be branded under our Mario Lopez license.  We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our Mario Lopez license for the three and six months ended December 31, 2013 and December 31, 2012.

UGLYDOLL® License

We are currently in the product development phase for the products that will be branded under our UGLYDOLL® license.  We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our UGLYDOLL® license for the three and six months ended December 31, 2013 and December 31, 2012.

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

Under the Factoring Agreements, Star Funding has agreed to purchase certain of our accounts receivable. We agreed to pay Star Funding a factoring commission of between 1.0% and 1.5% of the gross amount of each account receivable subject to the Factoring Agreements, depending on the total gross amounts of account receivables purchased and the actual duration of the selling terms. As of December 31, 2013, $0.245 million was due from factor.

The financing under the Supply Agreements may be made via direct payment to the Company’s suppliers, issuance of letters of credit and/or advances to the Company.  Under the Supply Agreements, the Company is required to pay Star Funding an amount equal to 5.0% per month of all Expenses (as such term is defined in the Supply Agreements) associated with the purchase of any Client-Assembled Goods (as such term is defined in the Supply Agreements), and (b) 2.0% of all Expenses associated with the purchase of any Pre-Assembled Goods (as such term is defined in the Supply Agreements) for the initial 30-day period, provided that such fee shall be reduced to 1.0% for each subsequent 15-day period until the date on which all of the Expenses have been paid in full in cash under the Supply Agreements. As of December 31, 2013, $0 was outstanding under the Supply Agreements.

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

CAPITAL EXPENDITURES

As of December 31, 2013, we incurred capital expenditures of $0.183 million, which consisted of fixtures at certain key customer retail stores and display rooms.

RESULTS OF OPERATIONS

Revenues

We generated net revenues from operations of $2.738 million and $1.526 million for the six months ended December 31, 2013 and December 31, 2012, respectively. Net sales were generated from the successful launch of our Kardashian Beauty™ brand and securing retail points of distribution domestically and international distribution relationships.

We generated gross and net revenues from operations of $1.969 million and $1.469 million for the three months ended December 31, 2013. We generated gross and net revenues of $1.754 million and $1.526 million for the three months ended December 31, 2012, respectively. Our gross revenues for the three months ended December 31, 2013 improved over the three months ended December 31, 2012 as a result of sales of our core line in addition to seasonal items in the period ended December 31, 2013 as compared to only seasonal items in most points of distribution for the three months ended December 31, 2012, which were partially offset by an increase in discounts and reserves for discounts in the three months ended December 31, 2013.

Cost of Goods Sold

Cost of goods sold was $1.900 million and $0.794 million for the six months ended December 31, 2013 and December 31, 2012, respectively, or 69% and 52% of net revenues over the same period. The cost of goods sold includes direct materials, labor, overhead, and in-bound freight costs. As of December 31, 2013, we reclassified the presentation of freight-out from cost of sales and have included the expense as a selling expense in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Cost of goods sold also includes a reserve of $0.200 million and $0 for the six months ended December 31, 2013 and December 31, 2012 for inventory write-offs and write-downs.

Cost of goods sold was $1.143 million and $0.794 million for the three months ended December 31, 2013 and December 31, 2012, respectively, or 78% and 52% of net revenues over the same period. As compared to the prior period, the cost of goods sold during the period ended December 31, 2013 was negatively impacted by relabeling costs of our Kardashian Beauty™ line and reserves for inventory liquidation.

Operating Expenses

We incurred operating expenses from operations for the six months ended December 31, 2013 and 2012 of $3.858 million and $3.175 million, respectively. Our operating expenses primarily consisted of general and administrative expenses, selling expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party. The increase in our operating expenses is due to the increase in royalty expense, general and administrative expense, depreciation and amortization expense related to our fixtures in customer locations, and product development fees to a related party. Our general and administrative expense for the six months ended December 31, 2013 was increased over the prior year primarily due to an increased reserve for penalties and settlements for our ongoing litigation (see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

We incurred operating expenses from operations for the three months ended December 31, 2013 and 2012 of $2.053 million and $2.094 million, respectively. Our operating expenses for the three months ended December 31, 2013 were improved over the three months ended December 31, 2012 due to lower professional fees and selling expenses, primarily due to lower freight-out costs, offset by higher product development fees and increased general and administrative expense as a result of reserves for penalties and settlements as discussed above.

Losses from Operations

We incurred operating losses of $3.019 million and $2.444 million for the six months ended December 31, 2013 and 2012, respectively. The main components of the recorded operating loss during both periods were general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Our operating loss for the three months ended December 31, 2013 and 2012 was $1.727 million and $1.362 million, respectively. Our operating loss for the three months ended December 31, 2013 was primarily impacted by our gross margin of 22% for the three months ended December 31, 2013 as compared to 48% for the three months ended December 31, 2012.

Other (Income) / Expense

We incurred other (income) / expenses for the six months ended December 31, 2013 and 2012 of $(0.463) million and $0.643 million, respectively. Our other (income)/expense for the three months ended December 31, 2013 and 2012 was $0.038 million and $0.703 million, respectively.  Our other (income) / expense primarily consisted of non-cash interest expense and derivative liability gains.

Net Losses

We incurred net losses in the amounts of $2.556 million and $3.086 million, of $0.02 and $0.04 per basic and diluted share for the six months ended December 31, 2013 and 2012, respectively, primarily due to our losses from operations and net interest expense, offset by a non-cash derivative liability gain.

Our net loss for the three months ended December 31, 2013 and 2012 was $1.765 million and $2.065 million, respectively, primarily due to our losses from operations, which were driven by higher cost of goods and increased general and administrative expense as a result of reserves for penalties and settlements partially offset by lower selling expenses as compared to the three months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents of $0.026 million compared to $0.389 million as of June 30, 2013. We had negative working capital of $2.653 million at December 31, 2013 compared to positive working capital $0.047 million, including $0.589 million and $0.023 million of current portion of convertible debt net of debt discounts, at December 31, 2013 and June 30, 2013, respectively. The change is attributable to investments in inventory as we continue to grow the Kardashian Beauty™ brand, an increase in due from factor and an increase in short term debt due to our recent financings.

As of December 31, 2013, our total assets were $3.652 million, our total shareholders’ deficit was $3.035 million and our total liabilities were $6.687 million compared to $4.382 million in total assets, $0.849 million in shareholders’ deficit and $5.231 million in total liabilities as of June 30, 2013.

As of December 31, 2013, our assets were comprised of $0.254 million in accounts receivable and due from factor, $2.357 million in inventory and prepaid inventory, and $0.290 million in deferred financing costs. Our total liabilities were comprised primarily of $3.643 million in accounts payable, $1.068 million in accrued expenses and other liabilities, $0.528 million in long-term liabilities related to the value of our derivative instruments, and debentures in the net amount of $1.214 million.

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

We have limited cash reserves and need a substantial amount of capital to implement our business plan. To date, we have financed our operations from proceeds generated by the private placement of equity and convertible debt instruments and through our factoring line of credit. In connection with our business plan, management anticipates continuing to have operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. We intend to finance these expenses by raising additional capital and generating sufficient revenues to meet our short-term and long-term operating requirements. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing.

Net Cash Used in Operating Activities

During the six months ended December 31, 2013, we used net cash in operating activities of $0.667 million related to losses in net income and investments in inventory offset primarily by increases in accounts payable and accrued expenses. We spent $3.011 million for operating activities during the six months ended December 31, 2012 in relation to our net loss as well as investments in inventory and prepaid inventory, increases in accounts receivable for the launch of our Kardashian Beauty™ line, which were partially offset by increases in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.183 million and $0.140 million during the six months ended December 31, 2013 and December 31, 2012. Net cash used in investing activities was attributable to the acquisition of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.488 million and $3.241 million during the six months ended December 31, 2013 and December 31, 2012.  Net cash provided by financing activities for the six months ended December 31, 2013 was primarily attributable to a convertible note we issued to an existing investor. Net cash provided by financing activities for the six months ended December 31, 2012 was attributable to short term loans and proceeds from convertible debt.

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

To date, the Company has financed its operations from the proceeds generated from the private placement of equity, convertible debt instruments as well as through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company currently does not have a specific plan of how it will obtain such funding; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors expressed substantial doubt about its ability to continue as a going concern in their audit report dated October 15, 2013, for the period ending June 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The presentation of our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the six months ended December 31, 2013 included elsewhere in this Form 10-Q. Below, we have identified the accounting policies that are of particular importance in the presentation of our financial statements, results of operations and cash flows, and which require the application of significant judgment by management.

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

We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. We expensed $0.783 million and $0.228 million for the six months ended December 31, 2013 and 2012, respectively, and such amounts are included in discounts in the accompanying statement of operations. We expensed $0.500 million and $0.228 million for the three months ended December 31, 2013 and 2012, respectively, and such amounts are included in discounts in the accompanying statement of operations.

Fair Value Measurements

Our financial instruments are primarily composed of cash, accounts receivable, factoring line of credit, accounts payable, and its convertible notes and warrants. The fair value of cash, restricted cash, accounts receivable, factoring line of credit, accounts payable and convertible notes closely approximates their carrying value due to their short maturities.

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

We utilize observable market inputs (quoted market prices) when measuring fair value whenever possible. Our warrants and the beneficial conversion feature for its convertible notes are categorized within Level 3 of the fair value hierarchy. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company's accounting and finance department.

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable balances represent payments due to us for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2013 and June 30, 2013, respectively. We grant credit terms in the normal course of business to its customers and do not require collateral or other security to support credit sales.

The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of our receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operations when received. One customer accounted for 69% and 94% of outstanding accounts receivable as of December 31, 2013 and June 30, 2013, respectively. As of December 31, 2013, all of our accounts receivable balances were deemed to be collectible.

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

During the six months ended December 31, 2013 and the period ended June 30, 2013, we reserved $0.200 million and $0.366 million, respectively, for write-offs. During the three months ended December 31, 2013 and the period ended June 30, 2013, we reserved $0.200 million and $0.366 million, respectively, for write-offs.

The inventory write-off as of June 30, 2013 was primarily due to the name change of our Kardashian Beauty ™ brand, which forced the Company to destroy or mark for destruction finished goods and work-in-process. Total inventories as of December 31, 2013 and June 30, 2013 were $2.050 million and $1.949 million, respectively.

Property and Equipment

Fixed assets as of December 31, 2013 consisted of costs incurred by us in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $0.617 million, net of accumulated depreciation, at December 31, 2013. Depreciation expense amounted to $0.235 million and $0.012 million for the six months ended December 31, 2013, and is included in depreciation & amortization expense in the accompanying statements of operations. Depreciation expense for the three months ended December 31, 2013 and 2012 amounted to $0.127 million and $0.012 million for the three months ended December 31, 2013, and is included in depreciation & amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0.088 million and $0.291 million for the six months ended December 31, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying statement of operations. Total advertising expenses amounted to $0.053 million and $0.100 million for the three months ended December 31, 2013 and December 31, 2012, respectively. Our advertising expenses in the three and six months ended December 31, 2013 were lower than the prior period due to the reduced spend on print advertising and photo shoot expenses during the current period.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $0.351 million and $0.342 million for the six months ended December 31, 2013 and 2012, respectively. Total selling expenses amounted to $0.254 million and $0.342 million for the three months ended December 31, 2013 and 2012.  As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under operating expenses in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in selling expense under operating expenses and amounted to $0.075 million and $0.263 million during the six months ended December 31, 2013 and December 31, 2012, respectively. Total shipping expense was $0.043 million and $0.263 for the three months ended December 31, 2013 and 2012, respectively. Our shipping expense for the three months ended December 31, 2012 was significantly impacted due to one-time airfreight costs for outbound shipments.

Selling commissions are expensed as incurred. As of December 31, 2013, the Company reclassified the presentation of commissions and fees from general and administrative expenses and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Total selling commissions amounted to $0.074 million for each of the six months ended December 31, 2013 and 2012, respectively, and are included in selling expenses in the accompanying statement of operations. Total selling commissions amounted to $0.048 million and $0.074 million for the three months ended December 31, 2013 and 2012, respectively. Our selling commissions for the three months ended December 31, 2013 were lower over the prior period as a result of a different mix of our sales from domestic versus international sales where we do not pay a sales commission as well as increased discounts in the three months ended December 31, 2013.

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

In connection with an offering of debentures that closed in June 2013, we paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the offering a commission of 7.2% of the first $1,400,000 funds raised in the offering for a total payment of $100,000. We also issued 1.9 million five-year warrants to GCM on the same terms as the warrants offered to the investors in the offering, with an exercise price of $0.082. In addition, we paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the offering.

As of December 31, 2013 and June 30, 2013, deferred financing costs of $0.290 million and $0.359 million, respectively, net of accumulated amortization, are presented on the accompanying balance sheet. Amortization of deferred financing costs of $0.131 million and $0.063 million for the six months ended December 31, 2013 and 2012, respectively, is included in interest expenses in the accompanying statement of operations. Amortization expense for deferred financing costs was $0.069 million and $0.063 million for the three months ended December 31, 2013 and 2012, respectively.  The remaining deferred financing costs will be fully amortized by March 1, 2015.

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

As of December 31, 2013 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $1.214 million and $0.282 million, respectively. Amortization of debt discounts of $0.496 million and $0.053 million is included in interest expense in the accompanying statement of operations for the six months ended December 31, 2013 and 2012, respectively. Amortization expense for debt discounts was $0.255 million and $0.053 million for the three months ended December 31, 2013 and 2012, respectively. The remaining debt discounts will be fully amortized by March 1, 2015. See Note 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model, which we estimate to approximate the fair value using the Binomial Lattice model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, we estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 2 inputs (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

As of December 31, 2013, we had reserved 69,682,783 shares of common stock for issuance of common stock upon exercise of our outstanding warrants.

As of December 31, 2013, the fair value of all warrants issued was estimated at $0.528 million. The gain/(loss) in the fair value of the warrants of $1.246 million and $(0.347) million for the six months ended December 31, 2013 and 2012, respectively, was recorded in the long-term liability section of the balance sheet and recorded as a gain in the derivative liability section on the statement of operations. The gain/(loss) in the fair value of the warrants was $0.375 million and $(0.407) million for the three months ended December 31, 2013 and 2012, respectively.

Financial Instruments and Concentrations of Business and Credit Risk

Our financial instruments include cash and cash equivalents, factoring lines of credit, convertible debt, accounts payable, other current assets and liabilities, and short-term loans. The fair value of these instruments approximates their carrying value due to their relatively short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. Three customers accounted for approximately 33%, 25% and 24% of the Company’s net revenues for the six months ended December 31, 2013. Three customers accounted for approximately 30%, 29% and 18% of the Company’s net revenues for the three months ended December 31, 2013. Three customers accounted for approximately 36%, 20% and 17% of the Company’s net revenues for the three and six months ended December 31, 2012.

Accounts receivable for one customer represented 69% of the Company’s accounts receivable balance, prior to accrued discounts, as of December 31, 2013. Accounts receivable for one customer represented 94% of the Company’s accounts receivable balance as of June 30, 2013.

We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining our license agreements (see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). These fees are amortized using the straight-line method over the term of each license agreement.

As of December 31, 2013 and June 30, 2013, license acquisition costs, net of amortization, were $20,298 and $24,504, respectively on the accompanying condensed consolidated balance sheets.

Amortization of license acquisition costs of $4,206 and $1,342 is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2013 and December 31, 2012. Amortization of license acquisition costs was $3,535 and $671 for the three months ended December 31, 2013 and December 31, 2012.

Impairment of Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the six months ended December 31, 2013.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against our deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized. As we provided a full valuation allowance against our deferred tax assets, there was no net impact on net loss or net loss per share as of December 31, 2013.

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

Net Loss Per Share

Basic net income / (loss) per share is computed by dividing net income / (loss) by the weighted average number of shares of common stock outstanding for the period. Our potential dilutive shares, which include common stock options, common stock warrants and convertible debt have not been included in the computation of diluted net loss per share for all periods where there was a net loss as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of December 31, 2013 our disclosure controls and procedures were ineffective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 19, 2012, an action entitled Chroma Makeup Studio LLC. v. BOLDFACE Group, Inc. and BOLDFACE Licensing + Branding was filed in the United States District Court for the Central District of California, Western Division. Chroma Makeup Studio LLC (“Chroma”) alleged that our use of the Khroma mark, alleged that our use of the term Khroma, including the marks Khroma Beauty and Khroma Beauty By Kourtney, Kim and Khloe (the “Khroma Beauty Marks”), infringes upon Chroma’s rights in its Chroma mark. The complaint included claims for trademark infringement under the Lanham Act and unfair competition under applicable California law. On December 5, 2012, Chroma filed a motion for preliminary injunction to enjoin our use of the Khroma Beauty Marks, including the promotion and sale of products offered under such marks during the pendency of the litigation. On January 23, 2013, the court denied Chroma’s motion. Prior to deciding the motion, the court ordered the parties to appear at a scheduling conference on March 25, 2013 to discuss the proposed pretrial discovery plan and address other pretrial issues. The scheduling conference occurred on March 25, 2013, and the court issued a scheduling order setting November 18, 2013 as the end of the discovery period, January 6, 2014 as the deadline to file dispositive motions, and a tentative trial date of April 22, 2014. On December 11, 2013, following private mediation, the parties entered into a settlement agreement and mutual general release (the “Settlement Agreement”) with Chroma to settle any and all claims between the Company and Chroma.  Pursuant to the terms of the Settlement Agreement, the parties have agreed that the terms of the Settlement Agreement are to remain confidential.

Pursuant to the terms of the Settlement Agreement, and with no admission of any liability, the Company has agreed to pay Chroma a cash amount over a period of one year commencing on December 31, 2013 and ending on December 31, 2014. The total cash amount that the Company has agreed to pay Chroma is lower than the amount the Company reserved for any payments to be made in connection the dispute.

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

The Company filed a motion for summary judgment, contending that Tillett could not prove that it suffered any damages based on the conduct of the BLB. On December 6, 2013, the Court issued an order to show cause re: contempt and sanctions against BLB based on allegations that BLB had distributed Khroma labeled product after the effective date of the preliminary injunction. As part of that order, the Court took off the calendar the pending summary judgment motion and all remaining trial and pre-trial dates. The parties filed briefs regarding the alleged contempt and an evidentiary hearing was held on January 9, 2014, after which the Court took the matter under submission. As of the date of this filing, no ruling has been issued.

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

RISKS RELATED TO THE COMPANY

We have a limited operating history.

Our wholly-owned operating subsidiary, BLB, was incorporated on April 26, 2012.  BLB has a limited operating history in an industry characterized by changing consumer preferences, evolving industry standards and frequent introductions of new products and services.  As of December 31, 2013, BLB had acquired three licenses: (i) the Kardashian Beauty™ license, (ii) the Mario Lopez license and (iii) the UGLYDOLL® license.

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

As of December 31, 2013, we had negative working capital of $2.653 million, which includes the current portion of amortized debt discounts of $0.596 million.  We require substantial working capital to fund our operations, and additional capital will be necessary for the Company to continue its operations. If we are unable to obtain financing in the amounts required and on acceptable terms, or at all, or raise additional capital, we will need to significantly reduce the scope of our operations, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends on our ability to retain our key personnel including our Chief Executive Officer and Chief Financial Officer.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends on our ability to identify, attract, hire, train, motivate, and retain other highly qualified personnel.  We may not be successful in attracting, assimilating or retaining qualified personnel in the future, and our failure to do so could adversely affect our business.

Our success depends on our ability to execute our business strategy. If we are unable to raise additional capital, our ability to fully implement our business strategy will be limited.

Our ability to implement our business strategy is dependent upon a number of factors, including our ability to:

●	develop high-quality brands in connection with our current licenses;

●	establish, maintain and increase our product sales and market share, and strengthen the recognition of our brands;

●	implement appropriate product mix and pricing strategies and realize the anticipated benefits from these strategies;

●	realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

●	effectively manage our inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

●	acquire additional celebrity and designer brand licenses; and

●	secure short and long-term financing at attractive rates.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or a material reduction in purchase volume by any of these customers would adversely affect our sales and results of operations.

For the three and six months ended December 31, 2013, three customers accounted for approximately 77% and 83%, respectively, of our net revenues.  Our largest customer for the three and six months ended December 31, 2013, accounted for 29% and 33%, respectively, of our sales.  The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, would have a material adverse effect on our sales and results of operations.

We are currently defendants in one pending trademark infringement action.  If we are unable to successfully defend against or settle these actions, our business, financial condition and results of operations may be materially adversely affected.

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

If we are unable to settle these actions or successfully defend against these actions, our business, financial condition and results of operations may be materially adversely affected.

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

To date, we have financed our operations from proceeds generated by the private placement of equity and convertible debt instruments and through our factoring line of credit. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, including the cost of being a public company. We intend to finance these expenses by raising additional capital and generating sufficient revenues to meet our short-term and long-term operating requirements. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, our management determined that certain disclosure controls and procedures were ineffective, which could result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2013, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

When our resources permit, we intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures, including (i) hiring additional individuals with accounting, auditing and financial reporting experience, (ii) segregating our internal and external financial reporting among a larger finance and accounting staff, (iii) implementing more specific segregation of our accounting software and (iv) providing historical information more timely.  We have also adopted and implemented written procedures to document retailer purchase orders, inventory buying, product discounts and product transition flow, invoice review, cash and expense management, as well as an analyses of our cost of goods sold.  If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures, or if material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, and we may be required to restate our prior period financial results.

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

As of December 31, 2013, we had total debt, prior to debt discounts, of approximately $2.296 million under the Debentures, plus accrued interest of approximately $0.031 million. In connection with the sale of the Debentures, the investors who purchased our 12% secured convertible notes in December 2012, March 2013 and April 2013 in an aggregate principal amount of $3.380 million converted all of their 12% secured convertible notes (including accrued and unpaid interest thereon) into shares of our common stock.

The terms of the Debentures and the Factoring Agreements and the Supply Agreements and related agreements we entered into with Star Funding, Inc. impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions to our shareholders;

•	incur liens that would rank senior in priority to, or pari passu with, the obligations under the Debentures; and

•	sell or otherwise dispose of any assets or rights of the Company or any subsidiary, subject to certain exceptions.

•	These restrictions may affect our ability to operate our business, including, among other things:

•	making it more difficult for us to satisfy our obligations with respect to the Debentures and our other indebtedness;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Debentures and the Chroma Settlement.

Our ability to make scheduled payments or to refinance our debt obligations with respect to the Debentures, the Chroma Settlement, and our other indebtedness depends on our financial and operating performance, which, in turn is subject to certain financial, competitive, business and other factors which may be beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Debentures, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.

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

If we cannot make scheduled payments on our debts, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

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

Equity Transactions

On December 31, 2013, the Company issued 337,338 shares of common stock, fair valued at $6,250, to a board member as compensation for serving on the Board of Directors of the Company.  The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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
101*†
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited) and (iv) Notes to Interim Condensed Consolidated Financial Statements

* Filed herewith.
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

Dated: February 14, 2014

BOLDFACE Group, Inc.

By:	/s/ Nicole Ostoya
Name:	Nicole Ostoya
Title:	Chief Executive Officer and President

BOLDFACE Group, Inc.

By:	/s/ Ashumi Shippee
Name:	Ashumi Shippee
Title:	Chief Financial Officer