Form 10-Q
period 2014-03-31
BOLDFACE GROUP, INC.
filed 2014-06-20
CIK 1423107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-148722

BOLDFACE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 Euclid Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 450-4501

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

As of June 20, 2014, there were 1,569,979 shares of the registrant’s common stock outstanding.

BOLDFACE GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Form 10-Q”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as information that is currently available to the Company’s management.  When used in this Form 10-Q, the words “may”, “will”, “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are intended to identify forward-looking statements. Such forward-looking statements include, in particular, projections about the Company’s future results and statements about its plans, strategies, business prospects, changes and trends in its business and the markets in which it operates.  All statements other than statements of historical fact are forward-looking statements.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from these forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance our operations, competition, material adverse changes in economic and industry conditions, retention and renewal of existing license agreements and entry into new license agreements.  Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by any forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$739,297	$388,892
Accounts receivable, net of reserves for discounts and allowances	36,461	100,087
Due from factor, net	253,200	164,090
Inventory (net of reserve of $495,000 and $365,772, as of March 31, 2014 and June 30, 2013, respectively)	1,712,846	1,948,908
Prepaid inventory	289,090	258,531
Prepaid expenses and other current assets	40,851	89,786
Prepaid royalty	5,590	378,960
Current portion of deferred financing costs, net	37,394	29,899
Total current assets	3,114,729	3,359,153

Property and equipment, net	496,463	669,033
Deferred financing costs, net	120,166	328,893
License acquisition costs	18,376	24,504

Total assets	$3,749,734	$4,381,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Deferred revenue	$50,568	$-
Accounts payable	4,273,880	2,481,852
Accrued expenses and other current liabilities	1,796,800	806,553
Current portion of convertible debt, net of debt discount ($145,729 and $116,524, as of March 31, 2014 and June 30, 2013, respectively)	197,128	23,476
Bridge note, net of debt discount ($231,349 and $0, as of March 31, 2014 and June 30, 2013, respectively)	888,651	-
Due to Gold Grenade, LLC (related party)	234,550	-
Total current liabilities	7,441,577	3,311,881

Long-Term Liabilities
Convertible debt, net of debt discount ($0 and $1,281,760, as of March 31, 2014 and June 30, 2013, respectively)	-	258,240
Derivative liability	119,559	1,660,440
Total Long-Term Liabilities	119,559	1,918,680

Total Liabilities	7,561,136	5,230,561

Preferred stock, $.001 par value, 10,000,000 shares authorized, 3,906 and 0 issued and outstanding as of March 31, 2014 and June 30, 2013 respectively	3,906,004	-
Commitments and Contingencies (Note 8)

Shareholders' deficit:
Common stock, $.001 par value, 3,000,000 shares authorized, 1,575,250 and 1,553,015 shares issued as of March 31, 2014 and June 30, 2013 respectively	1,575	155,301
Treasury stock, at cost - 9,997 and 9,997 shares as of March 31, 2014 and June 30, 2013, respectively	(228,284)	(228,284)
Additional paid in capital	7,437,579	6,841,822
Accumulated deficit	(14,928,276)	(7,617,817)
Total shareholders' deficit	(7,717,406)	(848,978)

Total liabilities and shareholders' deficit	$3,749,734	$4,381,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues
Gross revenues	$4,273,852	$5,362,057	$752,877	$3,608,245
Discounts	1,221,625	812,526	439,105	584,983
Revenues, net of discounts	3,052,227	4,549,531	313,772	3,023,262

Cost of Goods Sold
Cost of goods sold	2,516,153	2,126,773	615,942	1,332,377

Gross Profit	536,074	2,422,758	(302,170)	1,690,885

Operating expenses:
Selling expenses	369,359	585,241	18,843	243,463
Research and development	14,195	36,921	3,006	13,909
Royalty expense	815,370	480,704	419,036	157,895
Professional fees	1,004,927	1,427,389	337,222	818,666
General and administrative expenses	2,418,327	2,210,174	721,305	817,995
Depreciation and amortization expense	361,812	745,885	126,843	671,709
Product development fee - related party	640,000	622,700	140,000	210,000
Total Operating Expense	5,623,990	6,109,014	1,766,255	2,933,637

Loss from operations	(5,087,916)	(3,686,256)	(2,068,425)	(1,242,752)

Other (income) / expenses:
Interest expense, net of interest income	1,170,555	957,973	388,073	661,838
Loss from debt extinguishment	2,760,640	-	2,760,640
Derivative liability (gain) / loss	(1,708,651)	(3,299,793)	(462,726)	(3,646,420)

Net (loss) / income	$(7,310,460)	$(1,344,436)	$(4,754,412)	$1,741,830

Preferred Dividend	78,126	-	78,126	-

Net (loss) / income attributable to common shareholders – basic and diluted	$(7,388,586)	$(1,344,436)	$(4,832,538)	$1,741,830

Net (loss) / income per share attributable to common shareholders—basic and diluted	$(4.77)	$(1.54)	$(3.11)	$1.97

Weighted average number of common shares used in computing —basic and diluted	1,547,820	872,201	1,555,675	883,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(7,310,460)	$(1,344,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	472,397	452,087
Shares issued for services	46,387	253,455
Inventory reserves	129,228	-
Amortization of license acquisition costs	6,128	1,998
Amortization of deferred financing costs	198,836	656,623
Amortization of debt discount	753,437	551,502
Depreciation	361,811	89,262
Loss from debt extinguishment	2,760,640	-
Derivative liability (gain) / loss	(1,708,651)	(3,299,793)
Change in operating assets and liabilities:
Accounts receivable	63,626	(101,553)
Due from factor, net	(89,110)	(526,273)
Prepaid royalty	373,370	380,704
License acquisition costs	-	(8,902)
Inventory	106,834	(1,837,553)
Deposit	-	(1,500)
Prepaid expenses and other current assets	48,935	(91,667)
Prepaid inventory	(30,559)	(65,686)
Accounts payable	1,792,028	2,144,990
Customer deposits	50,568	-
Accrued expenses and other current liabilities	990,247	433,868
Due to Gold Grenade, LLC	234,550	(108,475)
Net cash used in operating activities	(749,758)	(2,421,349)

Cash flows from investing activities:
Acquisition of property and equipment	(189,241)	(876,549)
Net cash used in investing activities	(189,241)	(876,549)

Cash flows from financing activities:
Issuance of common stock, net of financing fees	-	783,480
Purchase of treasury stock and warrants	-	(125,000)
Proceeds from short term loans	-	1,335,000
Paydown of short term loans	-	(1,335,000)
Payments of preferred dividends	(78,126)
Issuance of bridge note	1,000,000	-
Payments for deferred financing fees in relation to bridge note issuance	(120,405)	-
Issuance of convertible debt	550,000	2,605,284
Payments for deferred financing fees in relation to convertible debt issuance	(62,065)	-
Net cash provided by financing activities	1,289,404	3,263,764

Net change in cash and cash equivalents	350,405	(34,134)

Cash at beginning of period	388,892	71,532

Cash at end of period	$739,297	$37,398

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$129,539	225,078
Income Taxes	-	-

Non-cash financing activities:
Conversion of bridge notes and convertible debt	1,953,143	1,925,030
Contribution from shareholders for deferred financing cost	-	1,537,940
Other non-cash deferred financing fees from issuance of convertible debt	-	194,381
Fair value of conversion features and warrants issued in connection with equity and debt financing	224,899	5,494,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three and nine month period ended March 31, 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of June 30, 2013 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013.

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

On May 6, 2014, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a ratio of l00-for-1 (the “Reverse Stock Split”). On May 16, 2014, the Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace, whereupon the shares of Common Stock began trading on a split-adjusted basis. The accompanying condensed consolidated financial statements and footnotes have been adjusted to reflect the impact of the Reverse Stock Split on a retroactive basis.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient cash flow from its planned operations to meet its obligations on a timely basis, to raise additional equity and/or debt financing and through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company currently does not have a specific plan of how it will obtain such funding and/or generate sufficient revenues to meet its operating requirements; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company continues to operate within its factoring agreement, which automatically renewed on November 21, 2013 for an additional one-year period.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Method of Accounting

The Company maintains its accounting records on the accrual method of accounting in conformity with GAAP. As of September 30, 2013, the Company reclassified the presentation of freight-out expenses of $72,705 and $335,232 for the three and nine months ended March 31, 2013, respectively, from cost of sales and has included the expense as a selling expense in the accompanying condensed consolidated statements of operations. As of December 31, 2013, the Company reclassified the presentation of commissions and fees of $26,054 for the three months ended September 30, 2013 and $219,200 and $144,749 for the three and nine months ended March 31, 2013, respectively, from general and administrative expense and has included the expense as a selling expense in the accompanying condensed consolidated statements of operations.

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

Revenue Recognition

The Company recognizes revenue generally when all of the following criteria are met (a) persuasive evidence of an arrangement exists through customer issued purchase orders or company verified sales orders, (b) title has transferred upon delivery of products, (c) our sales price is fixed or determinable as included on our sales orders or customer purchase orders, net of estimated returns and discounts, and (d) collection is probable based on customers history or third party credit checks.

For the nine months ended March 31, 2014, the Company achieved 40% of net revenues from international customers and 60% of net revenues from its domestic customers. For the nine months ended March 31, 2013, the Company achieved 3% of net revenues from international customers and 97% of net revenues from its domestic customers.

For the three months ended March 31, 2014, the Company achieved 4% of net revenues from international customers and 96% of net revenues from its domestic customers. For the three months ended March 31, 2013, the Company achieved 3% of net revenues from international customers and 97% of net revenues from its domestic customers.

The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction of revenue over the period in which revenue is recognized.

The Company reduced revenue in the amount of $1,221,625 and $812,526 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and such amounts are included in discounts in the accompanying condensed consolidated statement of operations.

The Company reduced revenue in the amount of $439,105 and $584,983 for the three months ended March 31, 2014 and March 31, 2013, respectively, and such amounts are included in discounts in the accompanying condensed consolidated statement of operations.

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

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Accounts Receivable

Accounts receivable balances represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at March 31, 2014 and June 30, 2013, respectively. The Company grants credit terms in the normal course of business to its customers. The Company does not require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operations when received. As of March 31, 2014, all of the Company’s accounts receivable were deemed to be collectible. One customer accounted for 89% and 94% of outstanding accounts receivable, prior to discounts and accruals, as of March 31, 2014 and June 30, 2013, respectively.

Inventories

Inventories, which consist primarily of finished goods, include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control), and in-bound freight costs. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. As of March 31, 2014 and June 30, 2013, the Company reserved $495,000 and $365,722, respectively, for write-offs. The inventory write-off reserve as of March 31, 2014 was for allowances related to liquidation of slower moving items, potential write-offs of work-in-process inventory and write-offs for obsolete inventory. Total inventories as of March 31, 2014 and June 30, 2013 were $1.713 million and $1.949 million, respectively.

Property and Equipment

Property and equipment as of March 31, 2014 consists of costs incurred by the Company in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $496,463, net of accumulated depreciation, at March 31, 2014.

Depreciation expense amounted to $361,812 and $89,262 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in depreciation & amortization expense in the accompanying condensed consolidated statements of operations.

Depreciation expense amounted to $126,843 and $77,609 for the three months ended March 31, 2014 and March 31, 2013, respectively, and is included in depreciation & amortization expense in the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $89,236 and $505,935 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses amounted to $1,212 and $215,173 for the three months ended March 31, 2014 and March 31, 2013, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $369,359 and $585,241 for the nine months ended March 31, 2014 and 2013, respectively, and are included in operating expenses in the accompanying statements of operations. Total selling expenses amounted to $18,843 and $243,463 for the three months ended March 31, 2014 and 2013.

As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in selling expense under operating expenses and amounted to $89,256 and $335,232 during the nine months ended March 31, 2014 and March 31, 2013, respectively. Total shipping expense was $14,678 and $72,705 for the three months ended March 31, 2014 and 2013, respectively.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Selling commissions are expensed as incurred. As of December 31, 2013, the Company reclassified the presentation of commissions and fees from general and administrative expenses and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Total selling commissions amounted to $63,338 and $219,200 for the nine months ended March 31, 2014 and 2013, respectively, and are included in selling expenses in the accompanying condensed consolidated statements of operations.  Total selling commissions amounted to $(10,718) and $144,749 for the three months ended March 31, 2014 and 2013, respectively.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining short-term loans and convertible notes (see Notes 4, 5 and 6). These fees are amortized using a method that approximates the effective interest method over the term of the related financing.

As of March 31, 2014 and June 30, 2013, deferred financing costs of $157,560 and $358,792, respectively, net of accumulated amortization, are presented on the accompanying condensed consolidated balance sheets.

Amortization expense for deferred financing costs was $198,836 and $656,623 for the nine months ended March 31, 2014 and March 31, 2013, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations. The remaining deferred financing costs will be fully amortized by August 1, 2015.

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 5). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is charged to the statement of operations.

As of March 31, 2014 and June 30, 2013, convertible debt, net of unamortized debt discounts, was $1,085,779 and $281,716, respectively.

Amortization expense for debt discounts was $753,437 and $551,502 for the nine months ended March 31, 2014 and March 31, 2013, and is included in interest expense in the accompanying condensed consolidated statements of operations. Amortization expense for debt discounts was $261,614 and $498,798 for the three months ended March 31, 2014 and March 31, 2013 and is included in interest expense in the accompanying condensed consolidated statements of operations. The remaining debt discounts will be fully amortized by August 1, 2015 (see Note 5).

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Three customers accounted for approximately 22%, 29% and 28% of the Company’s net revenues for the nine months ended March 31, 2014. Three customers accounted for approximately 45%, 19% and 7% of the Company’s net revenues for the nine months ended March 31, 2013.

Three customers accounted for approximately 77%, 17% and 10% of the Company’s net revenues for the three months ended March 31, 2014. Three customers accounted for approximately 58%, 11% and 9% of the Company’s net revenues for the three months ended March 31, 2013.

Accounts receivable for one customer represented 89% of the Company’s accounts receivable balance as of March 31, 2014. Accounts receivable for one customer represented 94% of the Company’s accounts receivable balance as of June 30, 2013.

Three suppliers represented 31%, 16%, and 12% of the Company’s inventory purchases as of March 31, 2014.

The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

License Acquisition Costs

License acquisition costs represent legal fees paid in connection with obtaining the Company’s license agreements (see Note 3). These fees are amortized using the straight-line method over the term of each license agreement.

As of March 31, 2014 and June 30, 2013, license acquisition costs, net of amortization, were $18,376 and $24,504, respectively on the accompanying condensed consolidated balance sheets.

Amortization of license acquisition costs of $6,128 and $1,998 is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2014 and March 31, 2013. Amortization of license acquisition costs was $1,922 and $656 for the three months ended March 31, 2014 and March 31, 2013.

Estimated future license acquisition cost amortization expense is as follows:

Twelve month periods ending March 31,
2015	$7,793
2016	7,533
2017	3,050
$18,376

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset.  In such cases, the carrying value of these assets are adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses.  No impairment losses of long-lived assets or intangible assets were recognized for the nine and three months ended March 31, 2014 and March 31, 2013.

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
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

As of March 31, 2014
Warrants	747,354
Stock options	177,800
Convertible Debt	396,288
Preferred Stock	80,000
1,401,442

NOTE 3.  LICENSING AGREEMENT AND PREPAID ROYALTIES

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

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensor a royalty rate depending on the product sold on all net sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $600,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts:

•	Contract period two: $225,000

•	Contract period three: $275,000

As part of the license agreement, $100,000 was prepaid and is presented net of amortization of $100,000 under prepaid royalty as of March 31, 2014.

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

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensor a royalty rate depending on the product sold on all net sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $100,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts:

•	Contract period two: $33,333

•	Contract period three: $33,334

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

As part of the license agreement, $10,000 was prepaid and is presented net of amortization of $5,590 under prepaid royalty as of March 31, 2014.

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

During the term of the license agreement and as consideration for the grant of the license the Company has agreed to pay the licensors a single digit royalty depending on the product sold on all wholesale sales of all products during the contract term. In addition the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $4,985,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts:

•	Contract period two: $925,000 or $1,000,000

•	Contract period three: $1,188,625 or $1,285,000

•	Contract period four: $1,572,500 or $1,700,000

In addition to the royalty payments and guaranteed minimum royalty payments, the Company granted the licensors warrants to purchase 100,000 common shares of the Company’s common stock on a cashless exercise basis.

As part of the license agreement, $1,000,000 was prepaid during period ended June 30, 2012 and is presented net of amortization of $1,000,000 under prepaid royalty as of March 31, 2014.

Contractual Obligations and Commitments:

The table below provides information concerning obligations of our contractual commitment, as of March 31, 2014, over the life of the agreements, depending on the launch date of various products in accordance with the contract periods per the license agreements and subject to annual minimum amounts:

	Total	Less than 1 year	1 – 3 years	3 - 5 years	More than 5 years
License agreement obligations	$4,879,560	$1,301,250	$3,578,310	$0	$0
Operating lease obligation	$0	$0	$0	$0	$0
Total	$4,879,560	$1,301,250	$3,578,310	$0	$0

In addition to the above license agreement obligations, the Company has accrued $439,344 for royalty fees owed as of March 31, 2014, per the contract period terms under the licensing agreements. The Company recognized royalty expense of $413,915 and $25,429 for the three and nine month period ended March 31, 2014.

NOTE 4.  FACTORING AGREEMENTS AND SHORT - TERM LOANS

Factoring Agreements

Effective as of November 21, 2012, each of BLBK and BLB entered into a one-year renewable Factoring Agreement (the “Factoring Agreements”) and Supply Agreement (the “Supply Agreements”) with Star Funding, Inc. Under the terms of the Factoring Agreements, the Company sells most of its trade receivables to the factor without recourse as to credit risk but with recourse for any claims by customers for adjustments in the normal course of business. The Company is able to borrow up to 80% of its factored receivables. Under the terms of the Supply Agreements, the Company is able to finance the purchases of its inventory.

For the nine months ended March 31, 2014 and March 31, 2013, interest and commissions totaled approximately $78,162 and $132,255, respectively, under the Factoring Agreements and Supply Agreements. For the three months ended March 31, 2014 and March 31, 2013, interest and commissions totaled approximately $18,255 and $95,490, respectively, under the Factoring Agreements and Supply Agreements. Balances due from factor include outstanding accounts receivables from customers net of allowances for discounts and chargebacks, advances and interest due to factor. The Factoring Agreements and Supply Agreements limit the Company’s ability to: (i) incur additional debt, (ii) pay dividends or make distributions to its stockholders, (iii) incur liens that would rank senior in priority to, or pari passu with, the obligations under the Company’s the Factoring Agreements and Supply Agreements, (iv) sell certain assets, and (v) sell or otherwise dispose of any assets or rights of the Company or any of its subsidiaries, subject to certain exceptions. Substantially all of the Company’s assets are collateralized against the Factoring Agreements and Supply Agreements. The Company is continuing to operate under the existing Factoring Agreements and Supply Agreements until their renewal or cancellation, which automatically renewed on November 21, 2013 for an additional one-year period.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Due from Factor	$204,231

Positive Loan Balance (due from factor):	48,969
Unapplied Customer Credits	0
Due from Factor, Net	$253,200

Short - Term Loans

During the nine months ended March 31, 2013, the Company issued secured bridge loan promissory notes totaling in the aggregate $300,000 bearing interest at a rate of 10% per annum.

The promissory notes were issued in two installments:

•	September 7, 2012 - $150,000, due by December 7, 2012

•	September 25, 2012 - $150,000, due by December 25, 2012

On March 28, 2013, the Company issued an additional 1,500 five-year warrants to a holder of the shareholder notes to extend the terms of the shareholder note as it was past due. These warrants are exercisable for a period of five years at a purchase price of $25.00 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms. As of March 28, 2013, the Company had re-paid the principal and accrued interest on all of the bridge loan promissory notes.

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

NOTE 5.  CONVERTIBLE DEBT OFFERINGS

Bridge Note Offering

On March 31, 2014, the Company issued senior secured bridge notes (“Bridge Note”) for total gross proceeds of $1,000,000 with a 12% original issue discount and a conversion price of $2.90 per share (the “Bridge Note Conversion Price”) after giving effect to the Reverse Stock Split.

The term of the Bridge Note includes a seventeen-month maturity period, with partial redemption beginning on February 1, 2015. The Bridge Note bears interest at a rate of 8% per annum, which is paid quarterly. Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $1.00. If any Event of Default (as defined in the Debentures) occurs, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Debentures, the interest rate on the Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Bridge Note Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections.

The agreement relating to the Bridge Note includes the covenant that the Company must timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company pursuant to the Exchange Act. The Company did not timely file this Form 10-Q and as a result we are in breach of this covenant. The Bridge Note limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the Bridge Note, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

In connection with the issuance of the Bridge Note, warrants to purchase 345,868 shares of the Company’s common stock (“Bridge Note Warrants”) were issued.  The Bridge Note Warrants are exercisable for five years on a cashless basis. The Bridge Note Warrants are exercisable at $3.50 per share (after giving effect to the Reverse Stock Split) and are subject to “weighted average” and other customary anti-dilution protections (see Note 6).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Bridge Note Redemption

On February 1, 2015 and May 1, 2015, the Company is obligated to redeem an amount equal to $280,000 and on August 1, 2015, the Company is obligated to redeem an amount equal to $560,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Bridge Note) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Bridge, the Company may elect to pay the Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $2.90 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

Debt Discounts

The fair value of the Bridge Note Warrants and the corresponding Debt Conversion Feature, issued on March 31, 2014, totaling $111,808 is recorded as a debt discount in the accompanying consolidated condensed balance sheet as of March 31, 2014 and is amortized as interest expense in the accompanying condensed statements of operations over the term of the Bridge Note using the effective interest method (see Note 6).

Original Issue Discount

For certain convertible debt issue, the Company may provide the debt holder with an original issue discount. The Bridge Note was issued with an original issue discount of 12%. The original issue discount is recorded as debt discount, reducing the face amount of each Bridge Note and is amortized to interest expense over the term of the Bridge Note.

Bridge Note Face Value	$1,120,000
Debt Discount
Bridge Notes – Issued Warrant Derivative	93,980
Conversion Feature Derivative	17,828
Original Issue Discount	120,000
Total Debt Discount	$231,808
Amortization of Debt Discount, as of March 31, 2014	(459)
Debt Discount, Net	$231,349

Bridge Note Carrying Value at March 31, 2014	$888,651

Deferred Financing Costs

Transaction Fees

The Company paid $70,405 in legal fees and due diligence fees of $50,000 in connection with the Bridge Note offering.

Legal fees and other fees associated with the Bridge Note offering	$120,405
Total Deferred Financing Costs	$120,405
Amortization of Deferred Financing Costs, as of March 31, 2014	(239)
Deferred Financing Costs, Net, as of March 31, 2014	$120,166

August Convertible Notes Offering

On August 29, 2013, the Company issued senior secured convertible notes (the “August Convertible Notes”) with an original issue discount of 12% and a conversion price of $6.80 per share (the “August Conversion Price”) for gross proceeds of $616,000.  The term of the August Convertible Notes include an eighteen-month maturity period, with partial redemption beginning on September 1, 2014. The August Convertible Notes bear interest at a rate of 8% per annum, which is paid quarterly. Interest is payable in cash or at the Company’s option in shares of common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the volume weighted average price (the “VWAP”) for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $1.00. Upon any Event of Default (as defined in the August Convertible Notes), the outstanding principal amount of each August Convertible Note, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on each August Convertible Note shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  The August Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections.

In connection with the issuance of the August Convertible Note, warrants to purchase 90,588 shares of the Company’s common stock (“August Convertible Note Warrants”) were issued.  The August Convertible Note Warrants are exercisable for five years on a cashless basis. The August Convertible Note Warrants are exercisable at $8.20 per share and are subject to “weighted average” and other customary anti-dilution protections (see Note 6).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

August Convertible Note Redemption

On September 1, 2014, October 1, 2014, November 1, 2014, December 1, 2014, January 1, 2015 and February 1, 2015, the Company is obligated to redeem an amount equal to $51,333 and on March 1, 2015, the Company is obligated to redeem an amount equal to $308,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the August Convertible Notes) (collectively, the “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the August Convertible Notes, the Company may elect to pay the Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $6.80 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

Debt Discounts

The fair value of the August Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on August 29, 2013, totaling $113,091 is recorded as a debt discount in the accompanying consolidated condensed balance sheet as of March 31, 2014 and is amortized as interest expense in the accompanying condensed statements of operations over the term of the August Convertible Note using the effective interest method (see Note 6).

Original Issue Discount

For certain convertible debt issue, the Company may provide the debt holder with an original issue discount. The August Convertible Notes were issued with an original issue discount of 12%. The original issue discount is recorded as debt discount, reducing the face amount of each August Convertible Note and is amortized to interest expense over the term of the August Convertible Note.

August Convertible Note Face Value	$616,000
Debt Discount
August Convertible Notes – Issued Warrant Derivative	87,264
Conversion Feature Derivative	25,827
Original Issue Discount	66,000
Total Debt Discount	$179,091
Amortization of Debt Discount, as of March 31, 2014	(179,091)
Debt Discount, Net	$0

August Convertible Note Carrying Value at March 31, 2014, gross	$616,000
Conversion of August Convertible Note into Preferred	(616,000)
August Convertible Note Carrying Value at March 31, 2014, net	$0

As of March 31, 2014, the full value of this debt and debt discount had been amortized as a result of the conversion of the August Convertible Note and August Convertible Note Warrants (see Note 7).

Deferred Financing Costs

Transaction Fees

The Company paid $12,065, collectively, in legal fees to Gottbetter & Partners and Loeb & Loeb, and $50,000 in professional fees to the lead investor in the August Convertible Notes offering.

Legal fees and other fees associated with the August Convertible Notes offering	$62,065
Total Deferred Financing Costs	$62,065
Amortization of Deferred Financing Costs, as of March 31, 2014	(62,065)
Deferred Financing Costs, Net, as of March 31, 2014	$0

As of March 31, 2014, the full value of deferred financing costs had been amortized as a result of the conversion of the August Convertible Note (see Note 7).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

June Convertible Notes Offering

On June 20, 2013, the Company issued $1,500,000 senior secured convertible notes (the “June Convertible Notes”) with an original issue discount of 12%, and a conversion price of $6.80 per share (the “June Conversion Price”), for gross proceeds of $1,680,000.  The term of the June Convertible Notes includes an eighteen-month maturity period, with partial redemptions beginning on June 1, 2014. The June Convertible Notes bear interest at 8% per annum, which is paid quarterly beginning on November 1, 2013. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met, based on a share value equal to the lesser of (a) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date and (b) 100% of the average of the VWAP for the 20 consecutive trading days prior to the applicable interest payment date less $1.00.  Upon any Event of Default (as defined in the June Convertible Notes), the outstanding principal amount of the June Convertible Notes plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the June Convertible Notes shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.  The June Conversion Price is subject to  “full ratchet” and other customary anti-dilution protections.

The agreement relating to the June Convertible Notes includes the covenant that the Company must timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company pursuant to the Exchange Act. The Company did not timely file this Form 10-Q and as a result we are in breach of this covenant. The June Convertible Notes limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make distributions to its shareholders, (iii) incur liens that would rank senior in priority or pari passu to the June Convertible Notes, or (iv) sell or otherwise dispose of any assets or rights of the Company or its subsidiaries.

In connection with the issuance of the June Convertible Notes, warrants to purchase 247,059 shares of the Company’s common stock (“June Convertible Note Warrants”) were issued. The June Convertible Note Warrants are exercisable for five years on a cashless basis. The June Convertible Note Warrants are exercisable at $8.20 per share and are subject to “weighted average” and other customary anti-dilution protections (see Note 6).

June Convertible Note Redemption

On June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, October 1, 2014 and November 1, 2014, the Company is obligated to redeem an amount equal to $140,000 and on December 1, 2014, the Company is obligated to redeem an amount equal to $840,000 (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the June Convertible Notes) (collectively, the “June Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the June Convertible Notes, the Company may elect to pay the June Periodic Redemption Amount in shares of its common stock based on a conversion price equal to the lesser of (a) $6.80 per share, subject to adjustments upon certain events, and (b) 90% of the average of the VWAP for the 20 consecutive trading days prior to the applicable redemption date.

As of March 31, 2014, $1,337,143 of the June Convertible Note had converted (see Note 7). The lead investor in the remaining $342,857 of the June Convertible Note cancelled the Security Agreement and Subsidiary Guarantee effective as of March 31, 2014.

Debt Discounts

The fair value of the June Convertible Note Warrants and the corresponding Debt Conversion Feature, issued on June 20, 2013, totaling $1,423,177 is recorded as a debt discount in the accompanying condensed consolidated balance sheet as of March 31, 2014. As of March 31, 2014, the Company had expensed $568,341 of debt discount costs as loss from extinguishment in relation to the conversion of certain of the June Convertible Notes (see Note 7). The remaining balance of $145,729 will be amortized as interest expense in the accompanying condensed consolidated statements of operations of the term of the remaining June Convertible Notes using the effective interest method (see Note 6).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

June Convertible Notes Face Value	$1,680,000
Debt Discount
June Convertible Notes – Issued Warrant Derivative	752,126
Conversion Feature Derivative	491,051
Original Issue Discount	180,000
Total Debt Discount	$1,423,177
Amortization of Debt Discount, as of March 31, 2014	(709,107)
Debt Discount, gross	$714,070
Amortized under Loss from Extinguishment as of March 31, 2014	568,341
Debt Discount, net	$145,729

June Convertible Notes Carrying Value at March 31, 2014, gross (net of debt discounts of $714,070)	$965,930
Conversion of June Convertible Notes into Preferred	768,802
June Convertible Notes Carrying Value at March 31, 2014, net (net of debt discounts of $145,729)	$197,128

Deferred Financing Costs

Transaction Fees

The Company paid Gottbetter Capital Markets (“GCM”) who acted as the sole placement agent for the June Convertible Notes offering a commission of 7.2% of the first $1,400,000 funds raised in the June Convertible Notes offering for a total payment of $100,000. In addition, GCM received five-year broker warrants to purchase approximately 0.019 million shares of the Company’s common stock at an exercise price of $8.20 per share (the “June Convertible Note Broker Warrants”). The June Convertible Note Broker Warrants are identical to the June Convertible Note Warrants in all material respects. The Company also paid $117,446 in legal fees to Gottbetter & Partners and $85,207 in professional fees to the lead investor in the June Convertible Notes offering.  The following table sets forth a summary of the fees and costs associated with the June Convertible Notes offering.

Placement agent and other fees associated with the June Convertible Notes offering	$304,293
June Convertible Note Broker Warrants	60,886
Total Deferred Financing Costs	$365,179
Amortization of Deferred Financing Costs, as of March 31, 2014	(327,785)
Deferred Financing Costs, Net, as of March 31, 2014	$37,394

December 2012 and March 2013 Convertible Notes Offering

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

The Convertible Notes are convertible at a per share conversion price of $25.00, which is subject to a one-time reset right (“Conversion Price Reset”) as well as “weighted average” and other customary anti-dilution protections (“Debt Conversion Feature”). The Conversion Price Reset will be available on the earlier of (the “Reset Date”) (i) the date of maturity of the 12% Notes or (ii) the completion of a subsequent financing by the Company of at least $5,000,000, if the closing price of the Company’s stock is less than $30.00 on the Reset Date. For (i) the conversion price after the reset will be equal to 70% of the 5-day VWAP immediately preceding the Reset Date. For (ii) the Conversion Price after the reset will be equal to 70% of 5-day VWAP immediately after the Reset Date.

In connection with the issuance of Convertible Notes, 125,200 five-year cashless exercise warrants (“Convertible Note Warrants”) were issued with “weighted average” and other customary anti-dilution protections. 62,600 Convertible Note Warrants are exercisable at $50.00 and 62,600 Convertible Note Warrants are exercisable at $25.00 (see Note 6 for further detail).

As of June 20, 2013, the Convertible Notes and the Convertible Note Warrants were converted into equity. The Convertible Notes were converted at a per share price of $70.00, as the Company’s stock price was less than $30.00 on the Reset Date, for 302,762 shares. The Convertible Note Warrants were converted into 700,00 shares of the Company’s common stock.

Debt Discounts

Convertible Note Warrants and Debt Conversion Feature

The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued as of December 21, 2012, totaling $1,353,720 was recorded as a debt discount in the accompanying balance sheet and was amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 6 for further detail). The fair value of the Convertible Note Warrants and the Debt Conversion Feature, issued on March 28, 2013, totaling $272,697 is recorded as a debt discount in the accompanying balance sheet and is amortized as interest expense in the accompanying statement of operations over the term of the Convertible Note using the effective interest method (see Note 6, for further detail).

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

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

Convertible Note Broker Warrants

In addition, Aegis received five-year warrants (the “Convertible Note Broker Warrants”) to purchase 25,040 shares of the Company’s common stock. The Convertible Note Broker Warrants were issued with “weighted average” and other customary anti-dilution protections. The Convertible Note Broker Warrants are identical to the Convertible Note Warrants in all material respects, except that they are exercisable at $25.00. As of June 20, 2013, the Convertible Note Broker Warrants were considered converted into 22,536 shares of common stock based on the same conversion terms as the Convertible Note Warrants. The Convertible Note Broker Warrants were valued at approximately $194,381 based on a Black-Scholes model (see Note 6 for further detail).

Third Party Share Sale

The Convertible Note holders were sold 62,600 free trading shares by non-affiliated, third party shareholders of the Company at par value. Although the Company was not a party to the sale of these shares by third party shareholders, per FASB ASC Topic 718, the fair value of this non-affiliated third party transaction is recognized by the Company as a deferred financing cost of the Convertible Note transaction. Additionally, the Company will provide no reimbursement or compensation to the selling shareholders of the 62,600 free trading shares. As such, the Company does not anticipate recognizing any further expenses in relation to this third-party transaction. The fair value of this third party transaction of $1,537,940 is recorded under deferred financing costs in the accompanying balance sheet.

As of June 30, 2013, the full value of the deferred financing costs had been amortized as a result of the conversion of the Convertible Notes and Convertible Note Warrants into equity.

NOTE 6.  DERIVATIVE LIABILITY

As of March 31, 2014, the Company had reserved 747,354 shares of common stock for issuance upon exercise of the Company’s outstanding warrants. The Company had reserved 396,288 shares of common stock for issuance upon exercise of the Company’s outstanding convertible debt and convertible preferred stock as of March 31, 2014.

In connection with the June and August Convertible Notes offerings, the Company entered into an Amendment and Waiver Agreement (collectively, the “Amendment Agreement”) the holders of substantially all of the securities issued in connection with the Company’s 2012 Bridge Notes (as defined below), PPO Units (as defined below), short-term loans and PPO and Bridge Broker Warrants (as defined below) with the holders (collectively, the “Holders”) pursuant to which the Company reduced the exercise prices of all of its outstanding Series A, Series B, Series C, Series D and Series E common stock purchase warrants (collectively, the “Warrants”) as follows: the exercise price per share of the Series A warrants that had an initial exercise price of $25.00 was reduced to $1.00; the exercise price per share of the Series B warrants that had an initial exercise price of $50.00 was reduced to $1.50; the exercise price per share of the Series C warrants that had an initial exercise price of $100.00 was reduced to $3.00; and the exercise price per share of the Series D and Series E warrants that had an initial exercise price of $25.00 was reduced to $1.00. As the triggering event for the re-pricing of the warrants was the June Convertible Notes offering, the effect of the reduction in the respective exercise prices was reflected in the June 30, 2013 statement of operations and accompanying balance sheet.

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

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

2012 Bridge Notes

Upon the completion of the Merger, $1,925,030 in bridge notes (the “2012 Bridge Notes”) converted into PPO Units. The holders of the 2012 Bridge Notes received 77,002 five-year bridge warrants (the “2012 Bridge Warrants”), each exercisable to purchase one share of the Company’s Common Stock. 38,501 of the 2012 Bridge Warrants were originally exercisable at $25.00 per share (the “Series A Warrants”) and 38,501 of the 2012 Bridge Warrants (the “Series B Warrants”) were originally exercisable at $50.00 per share. As of August 29, 2013, the Series A warrants were modified to be exercisable at $1.00 per share and the Series B warrants were modified to be exercisable at $1.50 per share. Except as to exercise price, the 2012 Bridge Warrants are identical, in all material respects to the Investor Warrants (as defined below).

Licensor Warrants

The Company also issued to the certain licensors warrants to purchase an aggregate of 100,000 shares of the Company’s common stock for a term of ten years at an original exercise price of $24.00 per share (the “Licensor Warrants”). The exercise price and number of shares of common stock issuable upon exercise of the Licensor Warrants may be adjusted in certain circumstances including stock splits and stock dividends (but excluding future issuances of the Company’s equity securities, regardless of whether or not such issuance is for no consideration or for consideration per share less than $24.00). The Licensor Warrants are exercisable on a cashless basis at any time prior to their expiration. Except as otherwise described herein, the Licensor Warrants are identical in all material respects to the Investor Warrants. On May 8, 2013, the Company reduced the exercise price of the Licensor Warrants to $12.00 in consideration of value received.

Private Placement Offering

Concurrently with the closing of the Merger, the Company completed an initial closing of a private placement offering (the “Offering”) wherein 5,000 units (the “PPO Units”) were sold, at a price of $25.00 per PPO Unit, for a total cash consideration of $125,000. Each PPO Unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “Investor Warrants”). The Investor Warrants are exercisable for a period of five years at a purchase price of $100.00 per share of the Company’s common stock. If at any time during the two year period following the closing of the Offering the Company issues additional shares of common stock for consideration per share of less than $25.00 (the “Reduced Price”), then the Company agreed to issue to the investors in the Offering, concurrently with such issue and without any additional consideration from the investors, a number of additional shares of the Company’s common stock and Investor Warrants equal to the difference between (A) the purchase price of the PPO Units being subscribed for divided by the Reduced Price and (B) the number of shares of the Company’s common stock included in the units being subscribed for in the subsequent offering. In addition, on July 12, 2012, the Company effected the conversion of $1,925,030 of the 2012 Bridge Notes. The 2012 Bridge Notes were converted into approximately 77,000 PPO Units and 77,000 five-year Investor Warrants each exercisable to purchase one share of the Company’s common stock. As of August 29, 2013, the Investor Warrants were modified to be exercisable at $3.00 per share.

On July 20, 2012, the Company completed the second closing of the Offering through the sale of 1,240 PPO Units (for aggregate gross proceeds of $31,000) consisting of 1,240 shares of common stock and 1,240 five-year Investor Warrants with an exercise price of $100.00.

On July 31, 2012, the Company completed the third closing of the Offering through the sale of approximately 16,400 PPO Units (for aggregate gross proceeds of $409,980) consisting of 16,400 shares of common stock and 16,400 five-year Investor Warrants with an exercise price of $100.00.

On August 24, 2012, the Company completed the fourth closing of the Offering through the sale of 5,000 PPO Units (for aggregate gross proceeds of $125,000) consisting of 5,000 shares of common stock and 5,000 five-year Investor Warrants with an exercise price of $100.00.

On September 10, 2012, the Company completed the fifth closing of the Offering through the sale of 800 PPO Units (for aggregate gross proceeds of $20,000) consisting of 800 shares of common stock and 800 five-year Investor Warrants with an exercise price of $100.00.

On December 6, 2012, the Company completed the sixth closing of the Offering through the sale of 6,000 PPO Units (for aggregate gross proceeds of $150,000) consisting of 6,000 shares of common stock and 6,000 five-year Investor Warrants with an exercise price of $100.00.

On December 10, 2012, the Company completed the seventh closing of the Offering through the sale of 2,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 2,000 shares of common stock and 2,000 five-year Investor Warrants with an exercise price of $100.00.

On December 12, 2012, the Company completed the eighth closing of the Offering through the sale of 1,000 PPO Units (for aggregate gross proceeds of $25,000) consisting of 1,000 shares of common stock and 1,000 five-year Investor Warrants with an exercise price of $100.00.

On February 8, 2013, the Company completed the ninth closing of the Offering through the sale of 2,000 PPO Units (for aggregate gross proceeds of $50,000) consisting of 200,000 shares of common stock and 2,000 five-year Investor Warrants with an exercise price of $100.00.

As of August 29, 2013, the Investor Warrants, aggregating to approximately 116,640 warrants, or the “Series C” Warrants, were modified to be exercisable at $3.00 per share.

In connection with the July 12, 2012 PPO closing, the Company issued an aggregate of approximately 6,560 five year broker warrants with an exercise price of $25.00 per share. Effective as of December 31, 2013, 1,200 broker warrants have been cancelled with the repurchase of 9,997 shares. In connection with the July 20, 2012, July 31, 2012, August 24, 2012, and September 10, 2012 closings, the Company issued an aggregate of 1,876 five-year broker warrants with an exercise price of $25.00 per share. In connection with the December 6, 2012, December 10, 2012, and December 12, 2012 closings, the Company issued an aggregate of 720 five-year broker warrants with an exercise price of $25.00 per share. In connection with the February 8, 2013 closing, the Company issued 160 five-year broker warrants with an exercise price of $25.00 per share. As of August 29, 2013, the broker warrants, aggregating to 8,516 warrants, were modified to be exercisable at $1.00 per share.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Short - Term Loans

In connection with two short-term notes that were issued on September 7, 2012 and an additional short-term note that the Company issued on September 24, 2012, for an aggregate principal amount of $300,000, the Company issued 1,200 warrants to holders of these notes (the “Series D Warrants”). These warrants are exercisable for a period of five years at a purchase price of $25.00 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

On March 28, 2013, in connection with a repayment of a short-term shareholder note, the Company issued an additional 1,500 five-year warrants to the holder to compensate the holder as the shareholder note was past due. The fair value of the warrants was $9,482 using a Black-Scholes model with the following assumptions: expected volatility of 70%, risk free interest rate of 0.83%, expected life of five years and no dividends. Expected volatility was based on the volatility of similar public entities in the beauty and personal care industry. The fair value of the warrants was recorded in the long-term liability and debt discount on the balance sheet.  These warrants are exercisable for a period of five years at a purchase price of $25.00 per share of the Company’s common stock. These warrants contain certain anti-dilution and other customary terms.

As of August 29, 2013, the Series D warrants were modified to be exercisable at $1.00 per share.

Convertible Note Warrants

In connection with the Convertible Note offering on December 21, 2012, the Company issued 80,000 Convertible Note Warrants. 40,000 Convertible Note Warrants were exercisable at $50.00 and 40,000 Convertible Note Warrants were exercisable at $100.00.

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

In connection with the Convertible Note offering on March 28, 2013, the Company issued 45,200 Convertible Note Warrants. 22,600 Convertible Note Warrants are exercisable at $50.00 and 22,600 Convertible Note Warrants are exercisable at $25.00.

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

Convertible Note Broker Warrants

In connection with the Convertible Note offering, the Company issued 16,000 Convertible Note Broker Warrants. 8,000 Convertible Note Broker Warrants are exercisable at $50.00 and 8,000 Convertible Note Warrants are exercisable at $100.00. During the quarter ended March 31, 2013, the Company lowered the exercise price of the 80,000 Convertible Note Warrants issued as of December 21, 2012 from $100.00 to $50.00 and from $50.00 to $25.00 and lowered the exercise price of 16,000 Convertible Note Broker Warrants to $25.00.

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

In connection with the Convertible Note offering on March 28, 2013, the Company issued 9,040 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $25.00.

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
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

June and August Convertible Note Warrants

In connection with the June Convertible Note offering on June 20, 2013, the Company issued approximately 247,060 June Convertible Note Warrants, which are exercisable at $8.20 and contain weighted average anti-dilution protections.

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

In connection with the August Convertible Note offering on August 29, 2013, the Company issued approximately 90,590 August Convertible Note Warrants, which are exercisable at $8.20 and contain weighted average anti-dilution protections.

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

June Convertible Note Broker Warrants

In connection with the June Convertible Note offering on June 20, 2013, the Company issued 19,122 Convertible Note Broker Warrants. The Convertible Note Broker Warrants are exercisable at $8.20.

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

Founder Warrants

In connection with the acquisition of the Third License on April 17, 2013, the Company issued 25,000 warrants. The warrants are exercisable at $13.00.

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

Consultant Warrants

On April 8, 2013, the Company issued 5,000 five-year warrants with an exercise price of $25.00 to a consultant, engaged effective as of the same date for consulting services to the Company. The warrants shall vest ratably in arrears over six 30-day periods beginning on April 8, 2013, with one-sixth of the warrants vesting on each successive thirtieth day following April 8, 2013, subject to the termination of the consulting agreement prior thereto.

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
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

The Company’s warrant liability was valued at March 31, 2014 using a Black-Scholes valuation model with the following assumptions: expected volatility of 73%, risk free interest rate of 2.015%, expected life of fifteen months – 9.1 years, based upon the term of the warrant or convertible note, and no dividends. Expected volatility was based on the volatility of the Company’s stock price since inception. The following table is a roll forward of the fair value of the warrant liability:

	March 31, 2014	June 30, 2013
Beginning Balance	$1,660,440	$0
Issuance of Warrants	224,899	7,252,283
Repurchase / Exercise / Cancellation of Warrants	(57,129)	(179,884)
Change in fair value	(1,708,651)	(5,411,959)
Ending Balance	$119,559	$1,660,440

The fair value of the Company’s outstanding warrants and derivative instruments was estimated at $119,559 and $1,660,440 as of March 31, 2014 and June 30, 2013. The (gain) / loss in the fair value of the warrants of $(1,708,651) for the nine months ended March 31, 2014 was recognized as a (gain) / loss in the derivative liability section on the accompanying condensed consolidated statement of operations. The (gain) / loss in the repurchase / exercise / cancellation of the warrants of $(57,129) was recognized in the loss from conversion of debt section on the accompanying condensed consolidated statement of operations.

NOTE 7.  LOSS FROM DEBT EXTINGUISHMENT

On March 31, 2014, the Company effected the conversion of the principal of the June and August Convertible Notes of $1,953,143 and June and August Convertible Note Warrants into convertible preferred stock (the “Series A Preferred Stock”). As a result of such conversion, the Company issued 3,906 Series A Preferred Stock shares. The Series A Preferred Stock has a stated value of $1,000 per share converts into Common Stock at the lower of a) $6.80 per share or b) the Common Stock share price at the next round of financing greater than $3.0 million (“Preferred Conversion Price”) and contains an annual dividend of 8% payable quarterly in cash or in Common Stock at the Preferred Conversion Price. The 8% dividend expires upon the next round of financing greater than $3.0 million. The Series A Preferred limits the ability of the Company to incur additional indebtedness, buy-back shares, pay cash dividends or distributions to Common Stock holders.

In addition, the Company accelerated the amortization of debt discount and deferred financing costs related to the conversion of the June and August Convertible Notes and wrote down the value of the associated June and August Convertible Warrants and Beneficial Conversion Features. Accordingly, the Company has recognized a net charge related to the debt discount and deferred financing costs of $807,780, which is recorded under Loss from Extinguishment of Debt in the accompanying statement of operations for the three and nine months ended March 31, 2014.

In evaluating the accounting for the debt exchange and the fair value of the preferred securities, Management was required to evaluate the difference between the carrying value of the exchanged June and August Convertible Notes and the fair value of the Series A Preferred Stock. In accordance with ASC Topic 820, Fair Value Measurements, guidance related to Level 3 fair value measures, Management performed various analyses with regard to the valuation of the Series A Preferred Stock. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, the Company performed an internal analysis using the Company’s enterprise valuation as a public company, waterfall analysis and private equity valuations to test the face value of the Series A Preferred Stock. Furthermore, the Company recognized a loss to record the difference in the fair value of all securities and other consideration transferred to the June and August Convertible Note Holders in excess of the fair value of the consideration issuable in accordance with the original conversion terms. Applying extinguishment accounting guidance, the Company recognized a non-cash loss of $1,952,861, which is recorded under Loss from Extinguishment of Debt, at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities.

The value of the Series A Preferred Stock is presented as Mezzanine Equity, in the accompanying condensed consolidated balance sheet as of March 31, 2014, as the preferred instrument is a non-callable until the Company meets minimum share price and volume requirements. In addition, the Series A Preferred Stock has a contingent conversion feature, which re-sets the conversion price upon the event of a financing greater than $3 million. The Series A Preferred Stock contains provisions that would require mandatory redemption upon certain events of default, as defined in the Preferred Stock Certificate of Designation.

The Company did not have any expenses related to the Loss from Extinguishment of Debt for the nine months ended March 31, 2013.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

NOTE 8.  COMMITMENTS AND CONTINGENCIES

License Agreements

On May 9, 2012, the Company entered into a licensing agreement with the Licensors (see Note 3 for further detail).

During the term of the licensing agreement the Company has agreed to pay a guaranteed minimum royalty payment of $4,686,125 or $4,985,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts. With regards to the license and the ongoing payments, the Company is in negotiations with re-scheduling the payment dates.

•	Contract period two: $925,000 or $1,000,000

•	Contract period three: $1,188,625 or $1,285,000

•	Contract period four: $1,572,500 or $1,700,000

On July 11, 2012, the Company entered into the Second License (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $600,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts. With regards to the license and the ongoing payments, the Company is in negotiations with re-scheduling the payment dates.

•	Contract period two: $225,000

•	Contract period three: $275,000

On April 25, 2013, the Company entered into a licensing agreement with the Third Licensor (see Note 3). The Company agreed to pay a guaranteed minimum royalty payment of $100,000 over the life of the agreement, depending on the launch date of various products in accordance with the following schedule and subject to annual minimum amounts. With regards to the license and the ongoing payments, the Company is in negotiations with re-scheduling the payment dates.

•	Contract period two: $33,333

•	Contract period three: $33,334

The Company has recognized $815,370 in accrued expenses for the minimum royalty payments earned to date on the three licensing agreements.

Operating Lease

On May 8, 2012, the Company executed a one-year operating lease for its corporate office commencing on May 15, 2012 at a monthly rent payment of $1,785 per month. Total rent expense related to this operating lease was $14,280 and $16,065 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations. Total rent expense related to this operating lease was $3,570 and $5,355 for the three months ended March 31, 2014 and March 31, 2013. As of February 28, 2014, the Company terminated this operating lease.

On January 7, 2013, the Company executed a five-month operating lease for storage commencing on January 1, 2013 at a monthly rent payment of $1,500 per month. Total rent expense related to this operating lease was $12,000 and $4,500 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations. Total rent expense related to this operating lease was $3,000 and $4,500 for the three months ended March 31, 2014 and March 31, 2013, respectively. As of February 28, 2014, the Company terminated this operating lease.

On March 1, 2014, the Company executed a month-to-month operating lease for its new corporate office commencing on March 1, 2014 at a monthly rent payment of $3,100 per month. Total rent expense related to this operating lease was $3,100 and $0 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in general and administrative expenses in accompanying statement of operations. Total rent expense related to this operating lease was $3,100 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

In early May 2013, however, after further unsuccessful settlement negotiations with Tillett, Boldface decided to change the name of its brand to KARDASHIAN BEAUTY. In August, Boldface filed a withdrawal of the appeal and agreed to stipulate to a permanent injunction that it would not use the KHROMA BEAUTY Marks.

All parties, as of June 2, 2014, entered into a Settlement Agreement and Mutual General Release to settle all disputes. On June 4, 2014, in connection with the entering of the Settlement Agreement and Mutual General Release, Judge Audrey B. Collins dismissed the Action without prejudice.

Based on the expressed willingness of BLB to settle the cases and the likely cost to continuing litigation, the Company has accrued for total settlement costs of less than $800,000 for any potential settlement offers and related costs.

Registration Agreement

The Company had approximately 3,000,000, shares of common stock authorized. As of March 31, 2014, the Company had 1,576,976 shares issued and 1,566,979 shares outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company's Board of Directors.

PPO Offering Registration Rights

In connection with the Merger and Offering (as defined in Notes 1 and 6), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors participating in the Offering. Under the Registration Rights Agreement, as amended, the Company committed to file a registration statement on Form S-1, or other applicable form (the “Registration Statement”), covering the resale of (i) the Company’s common stock underlying the Bridge Warrants (as defined in Note 6), (ii) common stock underlying the PPO Units (as defined in Note 6) sold or to be sold in the Offering, and (iii) common stock underlying the Investor Warrants (as defined in Note 6) (including securities issued in the Offering as a result of the conversion of the 2012 Bridge Notes (as defined in Note 6), but not common stock that is issuable upon exercise of the broker warrants issued to the placement agent for the Offering) (collectively, the “Registrable Securities”) no later than October 29, 2012 (the “Filing Date”), and to use commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 days after it is filed (the “Effectiveness Date”). As of the date of this Quarterly Report the Company has not filed the Registration Statement with the SEC. The Company agreed to use its commercially reasonable efforts to maintain the effectiveness of the Registration Statement for at least one year from the date the Registration Statement is declared effective by the SEC or for such shorter period ending on the earlier to occur of (i) until Rule 144 of the Securities Act is available to investors with respect to all of their Registrable Securities or (ii) the date when all of the Registrable Securities registered thereunder shall have been sold.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
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

During the period ended March 31, 2014, the Company has recorded total liabilities of $206,381 in accrued expenses on the accompanying condensed consolidated balance sheet associated with the above registration rights.

NOTE 9.  EQUITY TRANSACTIONS

On October 3, 2013, the Company issued 1,000 shares of common stock to a third party for consulting services provided, fair valued at $2,490.

On March 31, 2014, the Company issued 7,441 shares of common stock to a board member per the compensation package of said board member, fair valued at $6,250.

NOTE 10.  STOCK COMPENSATION EXPENSE AND FAIR VALUE MEASUREMENT

In July 2012, the Company's Board of Directors adopted the 2012 Stock Option and Incentive Plan (the "2012 Equity Incentive Plan"). The 2012 Equity Incentive Plan provides for the grants of incentive and non-qualified stock options, restricted stock and other equity awards to employees, officers, directors, consultants and advisors of the Company. Provisions such as vesting, repurchase and exercise conditions, and limitations are determined by the Board of Directors on the grant date. There are 200,000 shares of the Company’s Common Stock reserved for issuance under its 2012 Equity Incentive Plan.

As of March 31, 2014, the Company has issued an aggregate of 177,800 common shares for future issuance upon exercise of outstanding and future grants of common stock options and future issuances of restricted stock awards pursuant to the Company's 2012 Equity Incentive Plan.

Effective as of July 12, 2012 the Company issued 46,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO, a consultant and the Chairman of the Board of Directors; 36,000 of which have a five-year term and 10,000 of which have a ten-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $24.00 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the Merger, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of March 31, 2014, 10,000 options have been forfeited.

Effective as of August 15, 2012 the Company issued 4,000 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $24.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date. As of March 31, 2014, 25 options have been forfeited.

Effective as of November 21, 2012 the Company issued 5,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $24.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

Effective as of March 28, 2013 the Company issued 5,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $17.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of April 8, 2013 the Company issued 5,000 stock options under its 2012 Equity Incentive Plan to the Company’s newly appointed director. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $14.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of June 28, 2013 the Company issued 5,000 stock options under its 2012 Equity Incentive Plan to two of the Company’s directors pursuant to the Company’s board compensation package, effective as of March 15, 2013. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $5.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of July 12, 2013 the Company issued 114,000 stock options under its 2012 Equity Incentive Plan to the Company’s CEO and a consultant. The options have a five-year term. All of the options are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $6.00 per share. Such options, which will vest annually at a rate of 33% beginning on the first anniversary of the grant date, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

Effective as of August 15, 2013 the Company issued 13,575 stock options under its 2012 Equity Incentive Plan to certain of the Company’s employees and consultants. All of the options have a ten-year term and are exercisable for the purchase of one share of the Company’s common stock at an exercise price of $5.00 per share. Vesting on these awards is a three-year period. Such options, which will vest annually at a rate of 33% beginning on the first anniversary date of the grant, in each case, if the grantee remains employed by the Company or any of its subsidiaries on each annual vesting date.

As of March 31, 2014, 15,275 stock options had been forfeited.

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the estimated forfeiture rate. Expected volatility is based on a blend of the volatility of the Company. The risk-free interest rate is the yield currently available on U.S. Treasury five-year and seven-year zero-coupon issues approximating the expected term used as the input to the Black-Scholes model. FASB accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the nine months ended March 31, 2014, because substantially all of the Company's stock option grants vest annually, stock-based employee compensation expense includes the actual impact of forfeitures. No stock options are exercisable as of March 31, 2014. The relevant inputs used to determine the value of the stock option grants is as follows:

	Number of options outstanding	Weighted average risk-free rate	Expected life in years	Expected volatility	Expected dividends
July 12, 2012	36,000	0.83%	3.5	70%	0%
August 15, 2012	3,975	0.83%	6.0	70%	0%
November 21, 2012	5,000	0.95%	6.0	60%	0%
March 28, 2013	0	1.005%	6.0	55%	0%
April 8, 2013	5,000	1.685%	6.0	55%	0%
June 28, 2013	250	1.685%	6.0	55%	0%
July 12, 2013	114,000	1.715%	3.5	65%	0%
August 15, 2013	13,575	1.860%	6.0	65%	0%
Total	177,800

The fair value of the Company’s outstanding options issued to non-employees was $1,042 as of March 31, 2014. These options were valued at March 31, 2014 using a Black-Scholes model with Level 3 inputs. Expected volatility was based on the Company’s volatility from inception through March 31, 2014.

As a result, share-based compensation expense totaled $333,856 and $452,087 for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is recorded in general and administrative expenses. Share-based compensation expense totaled $147,436 and $162,808 for the three months ended March 31, 2014 and March 31, 2013, respectively.

NOTE 11.  INCOME TAXES

The Company did not incur any income tax expense for the three and nine months ended March 31, 2014. At March 31, 2014, $4,875,422 of federal and state tax assets arising from net operating losses were available to the Company to offset future taxable income, which will expire in 2033. Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses created at the inception or generated thereafter. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary.

The Company’s effective tax rate differs from the federal statutory rate of 34% primarily due to the impact of state income taxes and the valuation allowance recorded against its deferred tax assets.

March 31, 2014
Statutory rate	34.0%
State income taxes	5.8%
Permanent differences	2.3%
Valuation allowance	(42.5)%
Other	0.4%
Total	0.0%

BOLDFACE GROUP, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE INTERIM PERIOD ENDED MARCH 31, 2014
(UNAUDITED)

The principal components of deferred tax assets and (liabilities) are as follows as of March 31, 2014 and June 30, 2013 on a tax effected basis:

	March 31, 2014	June 30, 2013
Net operating losses carryforward	$4,197,125	$2,002,842
Start-up costs and fixed assets, net of amortization	120,011	60,005
Property and equipment	159,025	56,270
Stock based compensation	399,261	192,786
Gross deferred taxes	$4,875,422	$2,311,903
Valuation allowance	(4,875,422)	(2,311,903)
Net deferred taxes	$-	$-

The Company follows the provisions of FASB ASC Subtopic 740-10-65-1, Income Taxes. As of March 31, 2014 and June 30, 2013, respectively, the Company did not recognize any liability for unrecognized tax benefits.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2014. There are no income tax examinations currently in process and as of the date of this report.

NOTE 12.  RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with Gold Grenade, LLC (“Gold Grenade”), a related entity co-owned by two shareholders to receive product development services. As of March 31, 2014 and March 31, 2013, $234,550 and $0, respectively, was due to Gold Grenade. For the nine months ended March 31, 2014 and March 31, 2013, the Company incurred approximately $640,000 and $622,700 respectively, in product development fees payable to Gold Grenade. For the three months ended March 31, 2014 and March 31, 2013, the Company incurred approximately $140,000 and $210,000 respectively, in product development fees payable to Gold Grenade. The agreement was terminated as of February 28, 2014.

NOTE 13.  SUBSEQUENT EVENTS

On June 5, 2014, the Company entered into an Original Issue Discount Promissory Note for eighty thousand dollars ($80,000) with a maturity date of July 6, 2014 (the “OID Note”). If any Event of Default (as defined in the OID Note) occurs, the full principal amount shall become, at the lender’s election, immediately due and payable in cash. Commencing two (2) days after the occurrence of any Event of Default that results in the acceleration of the OID Note, the interest rate on the OID Note shall accrue at the rate of eighteen (18) percent per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

On June 18, 2014, the Company entered into an Original Issue Discount Promissory Note for sixty thousand dollars ($60,000) with a maturity date of July 18, 2014 (the “Second OID Note”). If any Event of Default (as defined in the Second OID Note) occurs, the full principal amount shall become, at the lender’s election, immediately due and payable in cash. Commencing two (2) days after the occurrence of any Event of Default that results in the acceleration of the OID Note, the interest rate on the OID Note shall accrue at the rate of eighteen (18) percent per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BOLDFACE Group, Inc. (“BGI” and, together with its wholly-owned subsidiary BOLDFACE Licensing + Branding (“BLB”), the “Company”, “we”, “us” or “our”) is a celebrity beauty licensing and branding company focused on acquiring top-tier entertainment, celebrity and designer brands for opportunities in the beauty, personal care, home and fragrance markets. We contract to design, manufacture and sell branded color cosmetics, hair preparations, fragrances, home fragrances, skin care, beauty tools and other beauty products in multiple channels of distribution.  We currently own the brand Kardashian Beauty™, and have licensed the right to use the Mario Lopez brand to develop and distribute products in the male fragrance and men’s grooming categories and the UGLYDOLL® brand to develop and distribute products in the personal care category. Our vision for our Kardashian Beauty™ brand is to offer luxury products at affordable prices through mass retail channels. We have secured distribution of Kardashian Beauty™ products in over 5,100 points of distribution with retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, meijer®, TJMaxx® and Ricky’s NYC, and are currently in active discussions with other retailers to distribute Kardashian Beauty™ products.

RECENT DEVELOPMENTS – RESULTS OF OPERATIONS

Overview

During the quarter ended March 31, 2014, we achieved top-line gross and net revenue of $0.753 million and $0.314 million, respectively compared to $3.608 million and $3.023 million for the quarter ended March 31, 2013.  During the quarter ended March 31, 2014, we secured new distribution at TJMaxx® for limited release and seasonal items. We also showcased our product line concept for UGLYDOLL® at the Efficient Collaborative Retail Marketing (“ECRM”) tradeshow.

Kardashian Beauty™ License

We had net revenues of $3.052 million and a gross margin of 18% from our Kardashian Beauty ™ license for the nine months ended March 31, 2014 compared $4.550 million and a gross margin of 53% for the nine months ended March 31, 2013.  Our gross margin as of March 31, 2014 was impacted by the name change of our Kardashian Beauty™ brand due to the re-labeling efforts and associated costs to update our products, a $0.495 million reserve for inventory liquidation and potential write-offs for slow moving and work-in-process inventory, and customer returns and markdowns.

The Kardashian Beauty™ brand currently consists of four categories of products: eyes (37 SKUs), lips (38 SKUs), face/body (20 SKUs), and nails (26 SKUs). Since inception, we have garnered over 139 million media impressions for the Kardashian Beauty™ brand in print and online media channels.  We have secured distribution for the Kardashian Beauty™ brand in over 5,100 points of distribution with U.S. retail partners, including, among others, CVS, ULTA Beauty, Duane Reade™, meijer®, TJMaxx®, and Ricky’s NYC. We have also secured international distribution relationships in the European Union, Middle East, Australia and South Africa.

We had net revenues of $0.314 million and a gross margin of (96)% from our Kardashian Beauty ™ license for the three months ended March 31, 2014 compared $3.023 million and a gross margin of 56% for the three months ended March 31, 2013. Our net revenues for the three months ended March 31, 2013 represented 10% of the revenues for the nine months ended March 31, 2014 primarily due being out of stock in two of our top-selling items, a 6-week delay in shipping due to past due balances owed to our warehouse, and the inability to launch a seasonal kit due to lack of funds to finish production on the kit. Our gross margin for the three months ended March 31, 2014 was negatively impacted by an inventory reserve of $0.495 million for inventory liquidations.

Mario Lopez License

We are currently in the product development phase for the products that will be branded under our Mario Lopez license.  We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our Mario Lopez license for the three and nine months ended March 31, 2014 and March 31, 2013.

UGLYDOLL® License

We are currently in the product development phase for the products that will be branded under our UGLYDOLL® license.  We showcased our concept product line at the ECRM tradeshow in February 2014. We expect to complete development and launch our product line by the end of 2014.  Accordingly, no revenue was generated from our UGLYDOLL® license for the three and nine months ended March 31, 2014 and March 31, 2013.

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

Under the Factoring Agreements, Star Funding has agreed to purchase certain of our accounts receivable. We agreed to pay Star Funding a factoring commission of between 1.0% and 1.5% of the gross amount of each account receivable subject to the Factoring Agreements, depending on the total gross amounts of account receivables purchased and the actual duration of the selling terms. As of March 31, 2014, $0.253 million was due from factor.

The financing under the Supply Agreements may be made via direct payment to the Company’s suppliers, issuance of letters of credit and/or advances to the Company.  Under the Supply Agreements, the Company is required to pay Star Funding an amount equal to 5.0% per month of all Expenses (as such term is defined in the Supply Agreements) associated with the purchase of any Client-Assembled Goods (as such term is defined in the Supply Agreements), and (b) 2.0% of all Expenses associated with the purchase of any Pre-Assembled Goods (as such term is defined in the Supply Agreements) for the initial 30-day period, provided that such fee shall be reduced to 1.0% for each subsequent 15-day period until the date on which all of the Expenses have been paid in full in cash under the Supply Agreements. As of March 31, 2014, $0 was outstanding under the Supply Agreements.

MERGER WITH BOLDFACE LICENSING + BRANDING

On July 12, 2012, our wholly-owned subsidiary, BOLDFACE Acquisition Corp. (“Acquisition Corp.”), merged with and into BLB, with BLB remaining as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of BLB common stock was cancelled and converted into 200 shares of our common stock resulting in the issuance of an aggregate of 200,000 shares to former BLB stockholders. As part of the Merger, we also issued 50,000 shares of our common stock to stockholders of BLB in proportion to their ownership of shares of BLB common stock, in connection with the execution of the License Agreement with Pez-Mar, Via Mar Productions Inc., a corporation wholly owned by Mario Lopez, dated as of July 11, 2012.

The Merger Agreement, dated as of July 12, 2012 (the “Merger Agreement”), executed in connection with the Merger contained customary representations, warranties and covenants of the Company and Acquisition Corp. The Merger Agreement provides for a post-closing adjustment in an aggregate amount of up to 100,00 additional shares of our common stock issuable pro rata to BLB’s pre-Merger stockholders for any breach of the Merger Agreement by us that is discovered during the two-year period following the closing date. The Merger Agreement also provided that 5% of the 200,000 shares of our common stock (the “BLB Escrowed Shares”) that BLB’s pre-Merger stockholders received in the Merger in exchange for shares of BLB common stock be held in escrow for any breach of the Merger Agreement by BLB that is discovered during the two-year period following July 12, 2012 pursuant to the terms of an Escrow Agreement, dated as of July 12, 2012, among us, the pre-Merger stockholders of BLB, and Gottbetter & Partners, LLP, as Escrow Agent. As of the date of this report, no breaches of the Merger Agreement have occurred.

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

In connection with the closing of the Merger, we issued warrants to purchase 100,000 shares of our common stock (the “Licensor Warrants”) to the licensors under the Kardashian Beauty™ license agreement.  The warrants are exercisable for a term of ten years.  The warrants were originally exercisable at $24.00 per share. Subsequently, we agreed with the warrant holders to lower the exercise price of the warrants to $12.00 per share.

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

CAPITAL EXPENDITURES

As of March 31, 2014, we incurred capital expenditures of $0.189 million, which consisted of fixtures at certain key customer retail stores and display rooms.

RESULTS OF OPERATIONS

Revenues

We generated net revenues from operations of $3.052 million and $4.550 million for the nine months ended March 31, 2014 and March 31, 2013, respectively. Net sales were generated from our Kardashian Beauty™ brand and securing retail points of distribution domestically and international distribution relationships.

We generated gross and net revenues from operations of $0.753 million and $0.314 million for the three months ended March 31, 2014. We generated gross and net revenues of $3.608 million and $3.023 million for the three months ended March 31, 2013, respectively. Our gross revenues as of the period ended March 31, 2013 represented the initial launch of our core line into 4,500 points of distribution as compared to purchases of replenishment inventory for the period ended March 31, 2014. Additionally, we lost revenues due to being out of stock in two of our top 20 core items and a 6-week delay in shipping at our warehouse as a result of unpaid past due payables. One of our largest customers also cancelled a large order due to our out of stock / low inventory position in key items.

Cost of Goods Sold

Cost of goods sold was $2.516 million and $2.127 million for the nine months ended March 31, 2014 and March 31, 2013, respectively, or 82% and 47% of net revenues over the same period. The cost of goods sold includes direct materials, labor, overhead, and in-bound freight costs. Cost of goods sold also includes a reserve of $0.495 million and $0 for the nine months ended March 31, 2014 and March 31, 2013 for inventory write-offs and write-downs.

As of March 31, 2014, we reclassified the presentation of freight-out from cost of sales and have included the expense as a selling expense in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification.

Cost of goods sold was $0.616 million and $1.332 million for the three months ended March 31, 2014 and March 31, 2013, respectively, or 196% and 44% of net revenues over the same period. As compared to the prior period, the cost of goods sold to net revenue ratio was negatively impacted by our $0.245 million inventory reserve for potential write-downs and liquidation as well as accruals for discounts and markdowns from our customers.

Operating Expenses

We incurred operating expenses from operations for the nine months ended March 31, 2014 and 2014 of $5.624 million and $6.109 million, respectively. Our operating expenses primarily consisted of general and administrative expenses, selling expenses, professional fees, depreciation and amortization expense, royalty expense and product development fees paid to a related party. The decrease in our operating expenses is due to the decrease in advertising expense and reductions in legal and professional fees. Our general and administrative expense for the nine months ended March 31, 2014 was increased over the prior year primarily due to an increased reserve for penalties and settlements for previous litigation matters (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

We incurred operating expenses from operations for the three months ended March 31, 2014 and 2013 of $1.766 million and $2.934 million, respectively. Our operating expenses for the three months ended March 31, 2014 were improved over the three months ended March 31, 2013 due to lower professional fees, selling expenses, primarily due to lower freight-out costs, product development fees offset by higher royalty expense and general and administrative expense as a result of reserves for penalties and settlements as discussed above.

Losses from Operations

We incurred operating losses of $5.088 million and $3.686 million for the nine months ended March 31, 2014 and 2013, respectively. The main components of the recorded operating loss during both periods were general and administrative expenses, professional fees, depreciation and amortization expense and product development fees paid to a related party.

Our operating loss for the three months ended March 31, 2014 and 2013 was $2.068 million and $1.243 million, respectively. Our operating loss for the three months ended March 31, 2014 was primarily impacted by our gross margin of (96)% for the three months ended March 31, 2014 as compared to 56% for the three months ended March 31, 2013.

Other (Income) / Expense

We incurred other (income) / expenses for the nine months ended March 31, 2014 and 2013 of $2.223 million and $(2.342) million, respectively. Our other (income)/expense for the three months ended March 31, 2014 and 2013 was $2.686 million and $(2.985) million, respectively.  Our other (income) / expense primarily consisted of non-cash interest expense, loss from debt extinguishment and derivative liability gains.

Net Losses

We incurred net losses attributable to common shareholders in the amounts of $7.389 million and $1.344 million, or $4.77 and $1.54 per basic and diluted share for the nine months ended March 31, 2014 and 2013, respectively, primarily due to our losses from operations, non-cash expense due to loss from debt extinguishment of $2.761 million and net interest expense, partially offset by a non-cash derivative liability gain.

Our net loss / (gain) attributable to common shareholders for the three months ended March 31, 2014 and 2013 was $4.833 million and $(1.742) million, respectively, primarily due to our losses from operations, which were driven by lower revenue and higher cost of goods and non-operating expenses including a loss from debt extinguishment of $2.761 million as compared to the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $0.739 million compared to $0.389 million as of June 30, 2013. We had negative working capital of $4.327 million at March 31, 2014 compared to positive working capital $0.047 million, including $0.197 million and $0.023 million of current portion of convertible debt net of debt discounts, at March 31, 2014 and June 30, 2013, respectively. The change is attributable to increases in accounts payable balances and short-term debt due to our recent financings.

As of March 31, 2014, our total assets were $3.750 million, our total shareholders’ deficit was $7.717 million, our total mezzanine equity was $3.906 million and our total liabilities were $7.561 million compared to $4.382 million in total assets, $0.849 million in shareholders’ deficit and $5.231 million in total liabilities as of June 30, 2013.

As of March 31, 2014, our assets were comprised of $0.739 million in cash, $0.036 million in accounts receivable, $2.002 million in inventory and prepaid inventory, and $0.496 million in fixed assets. Our total liabilities were comprised primarily of $4.274 million in accounts payable, $1.797 million in accrued expenses and other liabilities and $1.086 million in current liabilities related to the Bridge Note and June Convertible Note.

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

Net Cash Used in Operating Activities

During the nine months ended March 31, 2014, we used net cash in operating activities of $0.750 million related to losses in net income offset primarily by decreases in accounts receivable and due from factor and increases in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.189 million during the nine months ended March 31. Net cash used in investing activities was attributable to the acquisition of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.289 million during the nine months ended March 31, 2014, which was primarily attributable to a bridge note and convertible note we issued to an existing investor partially offset by the payment of the Series A Preferred Dividend.

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

To date, the Company has financed its operations from the proceeds generated from the private placement of equity, convertible debt instruments as well as through its factoring arrangements. In connection with the execution of its business plan, the Company anticipates additional increases in operating expenses and capital expenditures relating to: (i) payments under existing licenses, (ii) investments in inventory for our Kardashian Beauty™ brand; (iii) research and development costs associated with new product offerings, and (iv) management and consulting costs, as well as general administrative expenses, including the costs of being a public company. The Company intends to finance these expenses by raising additional capital and generating sufficient revenues to meet short-term and long-term operating requirements. If additional financings are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations. The Company currently does not have a specific plan of how it will obtain such funding and/or generate sufficient revenues to meet short-term and long-term operating requirements; however, it anticipates that additional funding will be in the form of equity and/or debt financings and/or additional short-term borrowings. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors expressed substantial doubt about its ability to continue as a going concern in their audit report dated October 15, 2013, for the period ending June 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The presentation of our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements for the nine months ended March 31, 2014 included elsewhere in this Form 10-Q. Below, we have identified the accounting policies that are of particular importance in the presentation of our financial statements, results of operations and cash flows, and which require the application of significant judgment by management.

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

Revenue Recognition

The Company recognizes revenue generally when all of the following criteria are met (a) persuasive evidence of an arrangement exists through customer issued purchase orders or company verified sales orders, (b) title has transferred upon delivery of products, (c) our sales price is fixed or determinable as included on our sales orders or customer purchase orders, net of estimated returns and discounts, and (d) collection is probable based on customers history or third party credit checks.

We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are recorded as a reduction in revenue over the period in which revenue is recognized. We expensed $1.222 million and $0.813 million for the nine months ended March 31, 2014 and 2013, respectively, and such amounts are included in discounts in the accompanying statement of operations. We expensed $0.439 million and $0.585 million for the three months ended March 31, 2014 and 2013, respectively, and such amounts are included in discounts in the accompanying statement of operations.

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

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable balances represent payments due to us for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at March 31, 2014 and June 30, 2013, respectively. We grant credit terms in the normal course of business to its customers and do not require collateral or other security to support credit sales.

The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of our receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. When accounts are deemed significantly past due and uncollectible, the accounts receivable balances are written down for the amount deemed to be uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of operations when received. One customer accounted for 89% and 94% of outstanding accounts receivable as of March 31, 2014 and June 30, 2013, respectively. As of March 31, 2014, all of our accounts receivable balances were deemed to be collectible.

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

During the nine months ended March 31, 2014 and the period ended June 30, 2013, we reserved $0.495 million and $0.366 million, respectively, for write-offs. During the three months ended March 31, 2014 and the period ended June 30, 2013, we reserved $0.245 million and $0.366 million, respectively, for write-offs.

The inventory write-off as of June 30, 2013 was primarily due to the name change of our Kardashian Beauty ™ brand, which forced the Company to destroy or mark for destruction finished goods and work-in-process. Total inventories as of March 31, 2014 and June 30, 2013 were $1.713 million and $1.949 million, respectively.

Property and Equipment

Fixed assets as of March 31, 2014 consisted of costs incurred by us in connection with installing display fixtures at certain key customer display rooms and retail stores. The display fixtures are being depreciated on a straight-line basis over two years, which approximates the estimated useful lives of such assets. Display fixtures maintained at customer display rooms and retail stores amounted to $0.496 million, net of accumulated depreciation, at March 31, 2014.

Depreciation expense amounted to $0.362 million and $0.089 million for the nine months ended March 31, 2014 March 31, 2013, respectively, and is included in depreciation & amortization expense in the accompanying statements of operations. Depreciation expense for the three months ended March 31, 2014 amounted to $0.127 million and $0.078 million for the three months ended March 31, 2013, and is included in depreciation & amortization expense in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses amounted to $0.089 million and $0.506 million for the nine months ended March 31, 2014 and 2013, respectively, and are included in general and administrative expenses in the accompanying statement of operations. Total advertising expenses amounted to $0.001 million and $0.215 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Our advertising expenses in the three and nine months ended March 31, 2014 were lower than the prior period due to the reduced spend on public relations, print advertising and photo shoot expenses during the current period.

Selling Expenses and Commissions

Selling expenses are expensed as incurred. Total selling expenses amounted to $0.369 million and $0.585 million for the nine months ended March 31, 2014 and 2013, respectively. Total selling expenses amounted to $0.019 million and $0.244 million for the three months ended March 31, 2014 and 2013, respectively.

As of September 30, 2013, the Company reclassified the presentation of freight-out from cost of sales and has included the expense as a selling expense under operating expenses in the accompanying statement of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Shipping expense is included in selling expense under operating expenses and amounted to $0.089 million and $0.335 million during the nine months ended March 31, 2014 and March 31, 2013, respectively. Total shipping expense was $0.015 million and $0.073 for the three months ended March 31, 2014 and 2013, respectively. Our shipping expense for the nine months ended March 31, 2013 was significantly impacted due to one-time airfreight costs for outbound shipments during the quarter ended December 31, 2012.

The Company recognizes selling commissions against the satisfaction of accounts receivables by its domestic customers plus accruals for potential commissions against net outstanding accounts receivable balances. As of December 31, 2013, the Company reclassified the presentation of commissions and fees from general and administrative expenses and has included the expense as a selling expense under operating expenses in the accompanying condensed consolidated statements of operations. Accordingly, the prior periods have been updated to reflect such reclassification. Total selling commissions amounted to $0.063 million and $0.219 million for the nine months ended March 31, 2014 and March 31, 2013, respectively, and are included in selling expenses in the accompanying statement of operations. Total selling commissions amounted to $(0.011) million and $0.145 million for the three months ended March 31, 2014 and 2013, respectively. Our selling commissions reflect a net credit as of the three months ended March 31, 2014 due to additional discounts taken by retailers against Holiday 2013 sales and the termination of the Company’s sales agency agreement, effective January 2014.

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

In connection with an offering of debentures that closed in March 2014, we paid $70,405 in legal fees and due diligence fees of $50,000.

As of March 31, 2014 and June 30, 2013, deferred financing costs of $0.158 million and $0.359 million, respectively, net of accumulated amortization, are presented on the accompanying balance sheet. Amortization of deferred financing costs was $0.199 million and $0.657 million for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in interest expense in the accompanying statement of operations. Amortization expense for deferred financing costs was $0.068 million and $0.594 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The remaining deferred financing costs will be fully amortized by August 1, 2015.

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

As of March 31, 2014 and June 30, 2013, convertible bridge notes and debt, net of unamortized debt discounts, were $1.086 million and $0.282 million, respectively. Amortization of debt discounts was $0.753 million and $0.552 million for the nine months ended March 31, 2014 and March 31, 2013, respectively, and is included in interest expense in the accompanying statement of operations for the nine months ended March 31, 2014. Amortization expense for debt discounts was $0.262 million and $0.499 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The remaining debt discounts will be fully amortized by August 1, 2015. See Note 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Derivative Financial Instruments

GAAP requires derivative instruments embedded in convertible debt or equity instruments, to be bifurcated and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model, which we estimate to approximate the fair value using the Binomial Lattice model. In assessing the debt instruments with characteristics of liability and equity, management determines if the convertible debt host instrument is conventional convertible debt and if there is a beneficial conversion feature. If the instrument is not considered conventional convertible debt, we estimate the fair value of the embedded derivative instruments. The warrant liability is measured at fair value on a recurring basis using level 3 inputs (see Notes 5 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q).

As of March 31, 2014, we had reserved 747,354 shares of common stock for issuance of common stock upon exercise of our outstanding warrants.

As of March 31, 2014, the fair value of all warrants issued was estimated at $0.120 million. The gain/(loss) in the fair value of the warrants of $1.709 million and $3.300 million for the nine months ended March 31, 2014 and 2013, respectively, was recorded in the long-term liability section of the balance sheet and recorded as a gain in the derivative liability section on the statement of operations. The gain/(loss) in the fair value of the warrants was $0.463 million and $3.646 million for the three months ended March 31, 2014 and 2013, respectively.

Financial Instruments and Concentrations of Business and Credit Risk

Our financial instruments include cash and cash equivalents, factoring lines of credit, convertible debt, accounts payable, other current assets and liabilities, and short-term loans. The fair value of these instruments approximates their carrying value due to their relatively short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We may maintain cash balances that at times may exceed amounts insured by the Federal Deposit Insurance Corporation. Three customers accounted for approximately 22%, 29% and 28% of the Company’s net revenues for the nine months ended March 31, 2014. Three customers accounted for approximately 45%, 19% and 7% of the Company’s net revenues for the nine months ended March 31, 2013.  Three customers accounted for approximately 77%, 17% and 10% of the Company’s net revenues for the three months ended March 31, 2014. Three customers accounted for approximately 58%, 11% and 9% of the Company’s net revenues for the three months ended March 31, 2013.

Accounts receivable for one customer represented 89% of the Company’s accounts receivable balance, prior to accrued discounts, as of March 31, 2014. Accounts receivable for one customer represented 94% of the Company’s accounts receivable balance as of June 30, 2013.

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

As of March 31, 2014 and June 30, 2013, license acquisition costs, net of amortization, were $0.018 million and $0.025 million, respectively on the accompanying condensed consolidated balance sheets.

Amortization of license acquisition costs of $0.006 million and $0.002 million is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2014 and March 31, 2013. Amortization of license acquisition costs was $0.002 million and $0.001 million for the three months ended March 31, 2014 and March 31, 2013.

Impairment of Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. In such cases, the carrying value of these assets is adjusted to their estimated fair value and assets held for sale are adjusted to their estimated fair value less selling expenses. No impairment losses of long-lived assets or intangible assets were recognized for the nine months ended March 31, 2014.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against our deferred tax assets when circumstances indicate that it is no longer more likely than not that such assets will be realized. As we provided a full valuation allowance against our deferred tax assets, there was no net impact on net loss or net loss per share as of March 31, 2014.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(f) under the Exchange Act. Based on this evaluation, because of the identification of the material weakness described below, management concluded that as of March 31, 2014 our disclosure controls and procedures were ineffective.

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

Management believes that hiring additional accounting personnel who have financial expertise and knowledge will result in the proper segregation of duties and provide more checks and balances, as well as a more knowledgeable accounting staff. Additional accounting personnel will also better enable us to deal with any personnel losses within our accounting staff. We believe this will greatly decrease any disclosure control and procedure issues we may encounter in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2013, Tillet obtained a preliminary injunction enjoining BLB’s use of the Khroma Beauty mark.  In response to the injunction issued by the court, we filed a notice of appeal with the Ninth Circuit Court of Appeals (the “9th Circuit”) on March 15, 2013 to overturn the district court’s March 11, 2013 decision. On March 18, 2013, we also filed a motion to stay with the 9th Circuit, requesting a stay of the injunction during the pendency of the Company’s appellate case. The 9th Circuit ruled on the Company’s motion on June 7, 2013 granting Tillett’s application and ruling that the preliminary injunction would be effective as of June 7, 2013.

In early May 2013, however, after further unsuccessful settlement negotiations with Tillett, Boldface decided to change the name of its brand to KARDASHIAN BEAUTY. In August, Boldface filed a withdrawal of the appeal and agreed to stipulate to a permanent injunction that it would not use the KHROMA BEAUTY Marks.

All parties, as of June 2, 2014, entered into a Settlement Agreement and Mutual General Release to settle all disputes. On June 4, 2014, in connection with the entering of the Settlement Agreement and Mutual General Release, Judge Audrey B. Collins dismissed the Action without prejudice.

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

RISKS RELATED TO THE COMPANY

We have a limited operating history.

Our wholly-owned operating subsidiary, BLB, was incorporated on April 26, 2012.  BLB has a limited operating history in an industry characterized by changing consumer preferences, evolving industry standards and frequent introductions of new products and services.  As of March 31, 2014, BLB had acquired three licenses: (i) the Kardashian Beauty™ license, (ii) the Mario Lopez license and (iii) the UGLYDOLL® license.

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

As of March 31, 2014, we had negative working capital of $4.327 million, which includes the current portion of amortized debt discounts of $0.377 million.  We require substantial working capital to fund our operations, and additional capital will be necessary for the Company to continue its operations. If we are unable to obtain financing in the amounts required and on acceptable terms, or at all, or raise additional capital, we will need to significantly reduce the scope of our operations, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to implement our business strategy is dependent upon a number of factors, including our ability to:

●	establish, maintain and increase our product sales and market share, and strengthen the recognition of our brands;

●	develop high-quality brands in connection with our current licenses;

●	implement appropriate product mix and pricing strategies and realize the anticipated benefits from these strategies;

●	realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

●	effectively manage our inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;

●	acquire additional celebrity and designer brand licenses; and

●	secure short and long-term financing at attractive rates.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or a material reduction in purchase volume by any of these customers would adversely affect our sales and results of operations.

Three customers accounted for approximately 79% of the Company’s net revenues for the nine months ended March 31, 2014. Three customers accounted for approximately 72% of the Company’s net revenues for the nine months ended March 31, 2013.  Two customers accounted for approximately 94% of the Company’s net revenues for the three months ended March 31, 2014. Three customers accounted for approximately 78% of the Company’s net revenues for the three months ended March 31, 2013. As of March 31, 2014, the Company was experiencing a reduction in revenues from certain customers, domestic and international.

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

As of March 31, 2014, our management determined that certain disclosure controls and procedures were ineffective, which could result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of March 31, 2014, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

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

Upon completion of our Bridge Note, we incurred debt obligations. The terms of the Bridge Note impose significant operating and financial restrictions on us and our subsidiaries, which may materially and adversely affect our business.

As of March 31, 2014, we had total debt, prior to debt discounts, of approximately $1.46 million under the Bridge Note and Debentures.

The terms of the Bridge Note, Debentures, Series A Preferred Stock and the Factoring Agreements and the Supply Agreements and related agreements we entered into with Star Funding, Inc. impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

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

We may have difficulty obtaining additional financing when needed or on acceptable terms and there can be no assurances that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

We may have difficulty obtaining additional financing when needed or on acceptable terms and there can be no assurances that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness. We rely on banks and capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay our remaining indebtedness or to fund our other liquidity needs. If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable which could force us to liquidate certain assets or alter our business operations or debt obligations. Moreover, if we are unable to obtain additional capital or if our current sources of financing are reduced or unavailable, we will likely be required to delay, reduce the scope of, or eliminate our plans for expansion and this could affect our overall operations.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Bridge Note, Debentures and the trademark litigation settlement costs.

Our ability to make scheduled payments or to refinance our debt obligations with respect to the Bridge Note, Debentures, trademark litigation settlement costs, and our other indebtedness depends on our financial and operating performance, which, in turn is subject to certain financial, competitive, business and other factors which may be beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Debentures, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.

In addition, we cannot assure that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations.  In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service obligations, we cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to repay our debt service obligations.

If we cannot make scheduled payments on our debts, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

We may experience liquidity and solvency problems, which could impair our operations or force us out of business.

We may experience liquidity and solvency problems, which could impair our operations or force us out of business. We have no long-term or contractual obligations with clients to provide for guaranteed future revenues. Additionally, future expenditures may be higher than our management may anticipate and budget for, which could materially harm our business. As such, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

We may not be able to attain profitability without additional funding, which may be unavailable.

We may not be able to attain profitability without additional funding, which may be unavailable. We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

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

We permit the return of damaged or defective products and accept product returns in certain instances. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns are realized.

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

Equity Transactions

On October 3, 2013, the Company issued 1,000 shares of common stock to a third party for consulting services provided, fair valued at $2,490.

On December 31, 2013, the Company issued 3,379 shares of common stock to a board member per the compensation package of said board member, fair valued at $6,250.

On March 31, 2014, the Company issued 7,441 shares of common stock to a board member per the compensation package of said board member, fair valued at $6,250.

On March 31, 2014, the Company issued 3,906 shares of preferred stock to certain holders of its previously issued June and August Convertible Notes, fair valued at $3,906,000.

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
101*†
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 (unaudited) and (iv) Notes to Interim Condensed Consolidated Financial Statements

* Filed herewith.
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

Dated: June 20, 2014

BOLDFACE Group, Inc.

By:
Name:	John LaBonty
Title:	Chief Executive Officer and President

BOLDFACE Group, Inc.

By:
Name:	Ashumi Shippee
Title:	Chief Financial Officer